Form 10-Q
period 1995-03-31
RAINBOW TECHNOLOGIES INC
filed 1995-05-15
CIK 819706

                                   FORM 10-Q


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended MARCH 31, 1995                        Commission file number: 0-16641



                           RAINBOW TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)



                      DELAWARE                                                  95-3745398
              (State of Incorporation)                             (I.R.S. Employer Identification No.)



       9292 JERONIMO ROAD, IRVINE, CALIFORNIA                                        92718
      (Address of principal executive offices)                                       (Zip Code)
                (714) 454-2100




Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to
such filing requirements for the past 90 days.  Yes   X        No      .
                                                    -----         -----

The number of shares of common stock, $.001 par value, outstanding as of March 31, 1995 was 5,602,816.

                           RAINBOW TECHNOLOGIES, INC.


                               TABLE OF CONTENTS





                                                                                            PAGE
PART I  -  FINANCIAL INFORMATION


           Item 1.   Condensed Consolidated Balance Sheets at
                     March 31, 1995 and December 31, 1994.                                     3

                     Condensed Consolidated Statements of Income
                     for the Three Months ended March 31, 1995 and 1994.                       4

                     Condensed Consolidated Statements of Cash Flows
                     for the Three  Months ended March 31, 1995 and 1994.                      5

                     Notes to Condensed Consolidated Financial Statements                      6



           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                             8


PART II - OTHER INFORMATION


           Item 1 to 5 - Not applicable
           Item 6   Exhibits and Reports on Form 8-K                                          10

SIGNATURES                                                                                    11

                           RAINBOW TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  A S S E T S

                                                                    March 31, 1995     December 31,
                                                                     (unaudited)          1994
                                                                     -----------       -----------
Current assets:
  Cash and cash equivalents.......................................   $20,440,000       $19,077,000
  Marketable securities available for sale........................     7,493,000         3,592,000
  Accounts receivable (less allowance for doubtful accounts
    of $347,000 and $368,000 in 1995 and 1994, respectively)......     8,280,000         8,857,000
  Note receivable.................................................     3,000,000         3,000,000
  Inventories ....................................................     1,840,000         2,199,000
  Prepaid expenses and other current assets.......................     1,552,000         1,553,000
                                                                     -----------       -----------
       Total current assets.......................................    42,605,000        38,278,000
Property, plant and equipment, at cost:
  Buildings.......................................................     9,816,000         8,889,000
  Furniture.......................................................       805,000           750,000
  Equipment.......................................................     2,791,000         2,642,000
  Leasehold improvements..........................................       494,000           494,000
                                                                     -----------       -----------
                                                                      13,906,000        12,775,000
  Less accumulated depreciation and amortization..................     3,594,000         3,205,000
                                                                     -----------       -----------
       Net property, plant and equipment......................... .   10,312,000         9,570,000
Goodwill, net of accumulated amortization of $5,324,000 and
  $4,380,000 in 1995 and 1994, respectively.......................     7,745,000         7,425,000
Other assets, net of accumulated amortization of $890,000
  and $627,000 in 1995 and 1994, respectively ....................     3,126,000         3,254,000
                                                                     -----------       -----------
                                                                     $63,788,000       $58,527,000
                                                                     ===========       ===========

                                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable................................................   $ 1,164,000       $   942,000
  Accrued payroll and related expenses............................       896,000         1,140,000
  Other accrued liabilities.......................................       801,000           671,000
  Income taxes payable............................................     1,004,000           200,000
  Long-term debt, due within one year............................        324,000           333,000
                                                                     -----------       -----------
       Total current liabilities..................................     4,189,000         3,286,000
Long-term debt, net of current portion............................     2,919,000         2,695,000
Deferred income taxes ............................................     2,480,000         1,441,000
Shareholders' equity:
  Common stock, $.001 par value, 20,000,000 shares authorized,
    5,602,816 and 5,573,946 shares issued and outstanding
    in 1995 and 1994, respectively................................         6,000             6,000
  Additional paid-in capital......................................    26,577,000        26,348,000
  Cumulative translation adjustment...............................       864,000          (465,000)
  Retained earnings............................................. ..   26,753,000        25,216,000
                                                                     -----------       -----------
       Total shareholders' equity.................................    54,200,000        51,105,000
                                                                     -----------       -----------
                                                                     $63,788,000       $58,527,000
                                                                     ===========       ===========

                            See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                                   Three months ended      Three months ended
                                                                     March 31, 1995          March 31, 1994
                                                                   ------------------      ------------------
Net sales......................................................          $10,662,000           $9,023,000
Cost of sales..................................................            2,947,000            2,403,000
                                                                         -----------           ----------
  Gross profit.................................................            7,715,000            6,620,000
Operating expenses:
  Selling, general and administrative..........................            3,332,000            2,594,000
  Research and development.....................................            1,362,000            1,289,000
  Goodwill amortization........................................              440,000              397,000
                                                                         -----------           ----------
       Total operating expenses................................            5,134,000            4,280,000
                                                                          ---------            ----------
Operating income...............................................            2,581,000            2,340,000
Interest income................................................              300,000              126,000
Interest expense...............................................              (94,000)             (99,000)
Foreign currency losses........................................             (246,000)             (41,000)
                                                                          ----------           ----------
Income before provision for income taxes.......................            2,541,000            2,326,000
Provision for income taxes ....................................            1,004,000              931,000
                                                                         -----------           ----------
Net income.....................................................          $ 1,537,000           $1,395,000
                                                                         ===========           ==========

Net income per common and common
  equivalent share ............................................               $0.27                $0.25
                                                                              =====                =====

Weighted average common and common
  equivalent shares outstanding................................            5,728,000            5,685,000
                                                                         ===========           ==========


                            See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                      Three months ended      Three months ended
                                                                        March 31, 1995          March 31, 1994
                                                                      ------------------      ------------------
Cash flows from operating activities:
  Net income.........................................................     $ 1,537,000             $ 1,395,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization....................................         855,000                 779,000
    Change in deferred income taxes..................................         892,000                  36,000
    Allowance for doubtful accounts..................................         (33,000)                  5,000
    Changes in operating assets and liabilities:
      Accounts receivable............................................         833,000                (337,000)
      Inventories....................................................         429,000                (278,000)
      Prepaid expenses and other current assets......................          42,000                 157,000
      Other assets...................................................          (9,000)                     --
      Accounts payable...............................................         159,000                 590,000
      Accrued liabilities............................................        (153,000)               (365,000)
      Taxes based on income..........................................         852,000                 305,000
                                                                          -----------             -----------
        Net cash provided by operating activities....................       5,404,000               2,287,000
Cash flows from investing activities:
  Purchase of marketable securities..................................      (3,979,000)             (4,079,000)
  Sale of marketable securities......................................          60,000               1,550,000
  Purchases of property, plant, and equipment........................        (113,000)               (115,000)
  Acquisition of AND Group, Inc......................................              --              (1,533,000)
  Other..............................................................           2,000                   1,000
                                                                          -----------             -----------
        Net cash provided by (used in) investing activities..........      (4,030,000)             (4,176,000)
Cash flows from financing activities:
  Exercise of common stock options...................................         229,000                 146,000
  Payment of long-term debt..........................................        (116,000)               (121,000)
                                                                          -----------             -----------
        Net cash (used in) provided by financing activities..........      (3,968,000)             (4,248,000)
Effect of exchange rate changes on cash..............................        (124,000)                168,000
                                                                          -----------             -----------
Net increase in cash and cash equivalents............................      (2,718,000)             (5,969,000)
Cash and cash equivalents at beginning of year.......................      19,077,000              12,663,000
                                                                          -----------             -----------
Cash and cash equivalents at end of year.............................     $16,359,000             $ 6,694,000
                                                                          ===========             ===========

Supplemental disclosure of cash flow information:
  Income taxes paid..................................................     $   199,000             $   647,000
  Interest paid......................................................          98,000                  99,000

                             See accompanying notes

                           RAINBOW TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

In the opinion of the Company's management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 1995 and results of operations for the three months ended March 31, 1995 and 1994, and cash flows for the three months ended March 31, 1995 and 1994. The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's December 31, 1994 Annual Report on Form 10-K. Results of operations for the three months ended March 31, 1995 are not necessarily indicative of results to be expected for the full year.

Software development costs incurred subsequent to the determination of technical feasibility and marketability of a software product are capitalized. Amortization of capitalized software costs commences when the products are available for general release to customers. Amortization is computed on an individual product basis and is based on the product's estimated economic life.

The Company has subsidiaries in the United Kingdom, Germany, France and Canada. The Company utilizes the currencies of the countries where its foreign subsidiaries operate as the functional currency. In accordance with Statement of Financial Accounting Standards No. 52, the balance sheets of the Company's foreign subsidiaries are translated into U.S. dollars at the exchange rates at the respective dates. The income statements of those subsidiaries are translated into U.S. dollars at the weighted average exchange rates for the respective periods presented.

The accompanying financial statements consolidate the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

2.  EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares include the potential dilution from the exercise of stock options.

3.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                            March 31, 1995       December  31, 1994
                                            --------------       ------------------
                 Raw materials                $  500,000              $  492,000
                 Work in process                 285,000                 318,000
                 Finished goods                1,055,000               1,389,000
                                              ----------              ----------
                                              $1,840,000              $2,199,000
                                              ==========              ==========

4.  ACQUISITIONS

On January 26, 1995, the Company and Mykotronx, Inc. announced an agreement to merge the two companies. Mykotronx, a California corporation with headquarters in Torrance, California, designs, develops and manufactures information security products to provide privacy and security for voice communication and data transmission. The merger is subject to shareholder approval. The agreement provides that, upon consummation of the merger, shareholders of Mykotronx will receive 2.64 shares of Rainbow Technologies, Inc. common stock for each share of issued and outstanding Mykotronx common stock, and Mykotronx will become a wholly owned subsidiary of Rainbow Technologies, Inc. The Company expects to issue approximately 1,800,000 shares of Rainbow Technologies, Inc. common stock. The merger will be accounted for as a pooling of interests. Expenses associated with the merger of approximately $180,000 were included in the results of operation for the quarter ended March 31, 1995.

Supplemental unaudited proforma statement of income information assuming the merger had occurred on January 1, 1994 is a follows (in thousands except earnings per share):

                                                                     Quarters ended March 31,
                                                                  --------------------------------
                                                                            (unaudited)
                                                                      1995                1994
                                                                      ----                ----
    Net sales                                                     $15,754,000          $12,755,000
    Operating income                                                3,613,000            2,779,000
    Income before provision for income taxes                        3,573,000            2,765,000
    Net income                                                      2,157,000            1,659,000
    Net income per share                                          $      0.29          $      0.22

The above supplemental unaudited statement of income information includes Mykotronx information for the quarter ended March 31, 1995 and 1994.

Expenses associated with the merger of approximately $180,000 have been reflected in the combined results of operations for the quarter ended March 31, 1995.

In January 1994, the Company purchased the assets of the AND Group Inc., a Canadian corporation, in exchange for the sum of $1.5 million U.S. As a result, the Company acquired all of the intellectual property rights to a software product, and extinguished all previously existing obligations to pay royalties to the AND Group, Inc. The acquisition was accounted for as a purchase. Results of operations for the AND Group, Inc. are included in the statements of income from the date of acquisition.

                           RAINBOW TECHNOLOGIES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



SALES

Net sales for the three months ended March 31, 1995 increased 18% to $10,662,000 when compared to the corresponding 1994 period. The increase for the period was primarily due to higher sales in Europe and North America. Net sales for the three months ended March 31, 1995 increased 8% in the United States and increased 33% internationally, when compared to the corresponding 1994 period. The average selling price per product decreased by approximately 6% worldwide for the three months ended March 31, 1995, when compared to the same period in 1994. This was primarily due to the Company's efforts to increase its market share. Unit volume for the three months ended March 31, 1995 was up 26% when compared to the corresponding 1994 period.


GROSS PROFIT

Gross profit for the three months ended March 31, 1995, was 72% compared with 73% experienced in the corresponding 1994 period. The decrease in gross margin for the three months ended March 31, 1995 was primarily due to lower average selling prices as discussed above.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the three months ended March 31, 1995, increased by 28% when compared to the corresponding 1994 period. The increase during the three months ended March 31, 1995 was due to acquisition expenses ($180,000) incurred in connection with Mykotronx, higher expenses in Europe when translated in devalued dollars, additional staffing, increased professional expenses and higher sales compensation due to increased sales.


RESEARCH AND DEVELOPMENT

Total research and development expenses for the three months ended March 31, 1995 increased 6% when compared to the corresponding 1994 period. The increase was primarily due to the addition of engineering staff. Current research and development activities are focused on additional Application Specific Integrated Circuits development for future products and adaptation of the Company's products to additional software operating environments and computer platforms.

OTHER INCOME (EXPENSE)

Interest income for the year ended March 31, 1995 increased by 138% to $300,000 because of a general rise in interest rates and higher investment balances.

During the quarter ended March 31, 1995, the Company incurred predominately unrealized foreign currency losses of $246,000, primarily due to dollar denominated deposit accounts maintained in Europe. During the quarter ended March 31, 1994, the Company recognized foreign currency losses of $41,000, also primarily due to dollar denominated deposit accounts maintained in Europe.

Such foreign currency gains and losses result from the movement of the value of the U.S. dollar against the functional currencies used by the Company's foreign subsidiaries.


PROVISION FOR INCOME TAXES

The provision for income taxes as a percentage of income before the provision for income taxes for the three months ended March 31, 1995 and March 31, 1994 was 40%, respectively.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of operating funds have been from operations and proceeds from sales of the Company's equity securities. The Company's cash flow from operations for the three months ended March 31, 1995 and 1994 was $5,404,000 and $2,287,000, respectively.

Management believes the Company's current working capital of $38,416,000 and anticipated working capital to be generated by future operations will be sufficient to support the Company's requirements for at least the next twelve months.

The Company's uses of cash include purchases of property, plant and equipment and repayment of long-term debt.

The Company intends to use its capital resources to expand its product line and for the acquisition of additional products and technologies. In January, 1995, the Company negotiated a definitive agreement to acquire all the outstanding shares of Mykotronx, Inc., a provider of information security products and services, subject to shareholder approval.

The Company's subsidiaries in France carry $4.4 million in interest earning deposits which may result in foreign exchange gains or losses due to the fact that the functional currency in those subsidiaries is not the U.S. dollar.

                         PART II    OTHER INFORMATION


ITEM 6     Exhibits and Reports on Form 8-K

     (a)   Exhibits

           27 Financial Data Schedule.

     (b)   Reports on Form 8-K.

           None

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



Dated:  May 12, 1995
                                                          RAINBOW TECHNOLOGIES, INC.



                                                          By:   /s/ PATRICK FEVERY
                                                                ----------------------------
                                                                Patrick Fevery
                                                                Chief Financial Officer