Form 10-Q
period 1995-06-30
RAINBOW TECHNOLOGIES INC
filed 1995-07-28
CIK 819706

                                   FORM 10-Q


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




For the Quarter ended JUNE 30, 1995             Commission file number: 0-16641



                           RAINBOW TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)




                DELAWARE                                 95-3745398
        (State of Incorporation)            (I.R.S. Employer Identification No.)



 50 TECHNOLOGY DRIVE, IRVINE, CALIFORNIA                   92718
 (Address of principal executive offices)                (Zip Code)
                (714) 450-7300



Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
                                                        Yes  X          No_____.
                                                            ---

The number of shares of common stock, $.001 par value, outstanding as of June 30, 1995 was 7,272,586.

                           RAINBOW TECHNOLOGIES, INC.


                               TABLE OF CONTENTS





                                                                                              PAGE
PART I  -  FINANCIAL INFORMATION


             Item 1.   Condensed Consolidated Balance Sheets at
                       June 30, 1995 and December 31, 1994.                                      3

                       Condensed Consolidated Statements of Income
                       for the Three and Six Months ended June 30, 1995
                       and 1994.                                                                 4

                       Condensed Consolidated Statements of Cash Flows
                       for the Three and Six Months ended June 30, 1995 and 1994.                5

                       Notes to Condensed Consolidated Financial Statements                      6



             Item 2.   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                             9


PART II - OTHER INFORMATION


             Item 1 to 5 - Not applicable
             Item 6.  Exhibits and Reports on Form 8-K                                          12

SIGNATURES                                                                                      13

                           RAINBOW TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  A S S E T S

                                                                                           June 30,            December 31,
                                                                                             1995                 1994
                                                                                          (unaudited)
                                                                                         ------------          ------------
Current assets:
  Cash and cash equivalents..........................................................   $  22,709,000        $  19,755,000
  Marketable securities available for sale...........................................       7,880,000            3,592,000
  Accounts receivable (less allowance for doubtful accounts
    of $342,000 and $368,000 in 1995 and 1994, respectively).........................      10,127,000           10,337,000
  Note receivable....................................................................       3,000,000            3,000,000
  Inventories .......................................................................       1,972,000            2,862,000
  Unbilled costs and fees............................................................       3,300,000            2,895,000
  Prepaid expenses and other current assets..........................................       1,699,000            1,878,000
                                                                                        -------------        -------------
       Total current assets..........................................................      50,687,000           44,319,000
Property, plant and equipment, at cost:
  Buildings..........................................................................       9,707,000            8,889,000
  Furniture..........................................................................         752,000              750,000
  Equipment..........................................................................       3,967,000            3,322,000
  Leasehold improvements.............................................................         205,000              494,000
                                                                                        -------------        -------------
                                                                                           14,631,000           13,455,000
  Less accumulated depreciation and amortization.....................................       3,654,000            3,586,000
                                                                                        -------------        -------------
       Net property, plant and equipment.............................................      10,977,000            9,869,000
Goodwill, net of accumulated amortization of $5,743,000 and
  $4,380,000 in 1995 and 1994, respectively..........................................       7,201,000            7,425,000
Other assets, net of accumulated amortization of $903,000
  and $627,000 in 1995 and 1994, respectively .......................................       3,195,000            3,254,000
                                                                                        -------------        -------------
                                                                                        $  72,060,000        $  64,867,000
                                                                                        =============        =============

                                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable...................................................................   $   2,598,000        $   2,098,000
  Accrued payroll and related expenses...............................................       1,878,000            2,451,000
  Other accrued liabilities..........................................................         931,000              671,000
  Income taxes payable...............................................................         762,000              402,000
  Billings in excess of costs and fees...............................................          13,000              422,000
  Long-term debt, due within one year................................................         320,000              364,000
                                                                                        -------------        -------------
       Total current liabilities.....................................................       6,502,000            6,408,000
Long-term debt, net of current portion...............................................       2,809,000            2,695,000
Deferred income taxes ...............................................................       2,337,000            1,441,000
Shareholders' equity:
  Common stock, $.001 par value, 20,000,000 shares authorized,
    7,272,586 and 7,223,946 shares issued and outstanding
    in 1995 and 1994, respectively (note 5)..........................................           7,000                7,000
  Additional paid-in capital.........................................................      28,781,000           28,222,000
  Cumulative translation adjustment..................................................         652,000             (465,000)
  Retained earnings..................................................................      30,972,000           26,559,000
                                                                                        -------------        -------------
       Total shareholders' equity....................................................      60,412,000           54,323,000
                                                                                        -------------        -------------
                                                                                        $  72,060,000        $  64,867,000
                                                                                        =============        =============

                            See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                                Three months ended                 Six months ended
                                                         June 30, 1995     June 30, 1994     June 30, 1995     June 30, 1994
                                                         -------------     -------------     -------------     -------------
Revenues:
  Sales................................................  $  10,570,000     $   9,279,000     $  21,232,000     $  18,302,000
  Contracts............................................      6,091,000         5,181,000        11,182,000         8,914,000
                                                         -------------     -------------     -------------     -------------
       Total revenues..................................     16,661,000        14,460,000        32,414,000        27,216,000
Cost of revenues:
  Cost of sales........................................      3,096,000         2,744,000         6,143,000         5,138,000
  Cost of contracts....................................      3,860,000         3,374,000         6,840,000         6,055,000
                                                         -------------     -------------     -------------     -------------
       Total cost of revenues..........................      6,956,000         6,118,000        12,983,000        11,193,000
                                                         -------------     -------------     -------------     -------------

  Gross profit.........................................      9,705,000         8,342,000        19,431,000        16,023,000
Operating expenses:
  Selling, general and administrative..................      3,705,000         2,990,000         7,352,000         5,830,000
  Research and development.............................      1,942,000         1,939,000         3,965,000         3,605,000
  Goodwill amortization................................        464,000           412,000           904,000           809,000
                                                         -------------     -------------     -------------     -------------
       Total operating expenses........................      6,111,000         5,341,000        12,221,000        10,244,000
                                                         -------------     -------------     -------------     -------------
Operating income.......................................      3,594,000         3,001,000         7,210,000         5,779,000
Interest income........................................        416,000           168,000           719,000           297,000
Interest expense.......................................       (104,000)          (95,000)         (204,000)         (194,000)
Foreign currency gains (losses)........................          7,000          (450,000)         (239,000)         (490,000)
                                                         -------------     -------------     -------------     -------------
Income before provision for income taxes...............      3,913,000         2,624,000         7,486,000         5,392,000
Provision for income taxes ............................      1,656,000         1,032,000         3,073,000         2,139,000
                                                         -------------     -------------     -------------     -------------
Net income.............................................  $   2,257,000     $   1,592,000     $   4,413,000     $   3,253,000
                                                         =============     =============     =============     =============
Net income per common and common
  equivalent share ....................................  $        0.30     $        0.22     $        0.58     $        0.44
                                                         =============     =============     =============     =============
Weighted average common and common
  equivalent shares outstanding........................      7,639,000         7,389,000         7,586,000         7,446,000
                                                         =============     =============     =============     =============


                            See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                 Six months ended         Six months ended
                                                                                   June 30, 1995            June 30, 1994
                                                                                 ----------------         ----------------
Cash flows from operating activities:
  Net income..................................................................    $  4,413,000             $  3,253,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization.............................................       1,798,000                1,511,000
    Change in deferred income taxes...........................................         764,000                   59,000
    Allowance for doubtful accounts...........................................         (36,000)                 (93,000)
    Changes in operating assets and liabilities:
      Accounts receivable.....................................................         481,000                   61,000
      Inventories.............................................................         945,000                 (349,000)
      Unbilled costs and fees.................................................        (405,000)                (701,000)
      Prepaid expenses and other current assets.............................           174,000                  137,000
      Accounts payable........................................................        (212,000)                 592,000
      Accrued liabilities.....................................................        (115,000)                (100,000)
      Taxes based on income...................................................         422,000                   91,000
                                                                                  ------------             ------------
        Net cash provided by operating activities.............................       8,229,000                4,461,000
Cash flows from investing activities:
  Purchase of marketable securities...........................................      (4,373,000)              (5,824,000)
  Sale of marketable securities...............................................          85,000                3,660,000
  Purchases of property, plant, and equipment.................................        (949,000)                (310,000)
  Acquisition of AND Group, Inc...............................................            --                 (1,548,000)
  Other long-term assets......................................................        (203,000)                    --
                                                                                  ------------             ------------
        Net cash used in investing activities.................................      (5,440,000)              (4,022,000)
Cash flows from financing activities:
  Exercise of common stock options............................................         559,000                  254,000
  Payment of long-term debt...................................................        (201,000)                (255,000)
  Principal payment of capital lease..........................................         (19,000)                 (27,000)
  Repurchase of Mykotronx common stock........................................            --                   (106,000)
  Distribution of Mykotronx S Corporation earnings                                        --                   (268,000)
                                                                                  ------------             ------------
        Net cash (used in) provided by financing activities...................         339,000                 (402,000)
Effect of exchange rate changes on cash.......................................        (174,000)                 438,000
                                                                                  ------------             ------------
Net increase in cash and cash equivalents.....................................       2,954,000                  475,000
Cash and cash equivalents at beginning of period..............................      19,755,000               12,936,000
                                                                                  ------------             ------------
Cash and cash equivalents at end of period....................................    $ 22,709,000             $  3,411,000
                                                                                  ============             ============

Supplemental disclosure of cash flow information:
  Income taxes paid...........................................................    $  2,418,000             $  2,432,000
  Interest paid...............................................................         191,000                  234,000

                             See accompanying notes

                           RAINBOW TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries and have been restated for all periods presented to reflect the acquisition of Mykotronx which has been accounted for using the pooling of interests method (Note 5). All significant inter-company accounts and transactions have been eliminated.

In the opinion of the Company's management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 1995 and results of operations for the three and six months ended June 30, 1995 and 1994, and cash flows for the three and six months ended June 30, 1995 and 1994. The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's December 31, 1994 Annual Report on Form 10-K and it's registration statement on Form S-4 that became effective on April 24, 1995. Results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of results to be expected for the full year.

For research and development and other cost-plus-fee-type contracts, the Company recognizes contract earnings using the percentage- of-completion method. The estimated contract earnings are recognized based on percentage of completion as determined by the cost- to-cost basis whereby revenues are recognized ratably as contract costs are incurred. For catalog product sales and certain fixed price contracts calling for delivery of a specific number of product units, the Company recognizes revenues as units are shipped provided that no significant vendor obligations remain.

Software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized. Amortization of capitalized software costs commences when the products are available for general release to customers. Amortization is computed on an individual product basis and is based on the product's estimated economic life.

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

3.       GOVERNMENT CONTRACTS

The Company is both a prime contractor and subcontractor under fixed-price and cost-plus-fixed-fee contracts with the U.S. Government (Government). Such contracts represent over 90% of the Company's contract operations. At the commencement of each contract or contract modification, the Company submits pricing proposals to the Government to establish indirect cost rates applicable to such contracts. These rates, after audit and approval by the Government, are used to settle costs on contracts completed during the previous fiscal year.

To facilitate interim billings during the performance of its contracts, the Company establishes provisional billing rates, which are used in recognizing contract revenue and contract accounts receivable amounts in these financial statements. These provisional billing rates are adjusted to actual at year-end and are subject to adjustment after Government audit.

The Company has unbilled costs and fees at June 30, 1995 of $3,300,000. Based on the Company's experience with similar contracts in recent years, the unbilled costs and fees are expected to be collected within one year.


4.       INVENTORY

Inventoried costs relating to long-term contracts are stated at the actual production cost, including pro rata allocations of factory overhead and general and administrative costs, incurred to date reduced by amounts identified with revenue recognized on units delivered. The costs attributed to units delivered under such long-term contracts are based on the estimated average cost of all units expected to be produced.

Inventory other than inventoried costs relating to long term contracts, are stated at the lower of cost (principally determined on a first-in first-out basis), or market (net realizable value) and consist of the following:

                               June 30, 1995        December  31, 1994
                               -------------        ------------------
     Raw materials               $  467,000              $  490,000
     Work in process                308,000                 318,000
     Finished goods                 936,000               1,391,000
     Long term contracts            261,000                 663,000
                                    -------                 -------
                                 $1,972,000              $2,862,000
                                 ==========              ==========


5.  ACQUISITIONS.

On June 1, 1995, the Company and Mykotronx, Inc. completed the merger of the two companies. Mykotronx, a California corporation with headquarters in Torrance, California, designs, develops and manufactures information security products to provide privacy and security for voice communication and data transmission. Shareholders of Mykotronx received 2.64 shares of Rainbow Technologies, Inc. common stock for each share of issued and outstanding Mykotronx common stock, and Mykotronx became a wholly-owned subsidiary of Rainbow Technologies, Inc. Accordingly, the Company issued 1,650,000 shares of its common stock to Mykotronx shareholders in exchange for Mykotronx shares.
In addition, 195,096 shares of Rainbow common stock were reserved for issuance upon the exercise of assumed Mykotronx Options. The merger was accounted for as a pooling of interests. Expenses associated with the merger of approximately $170,000 and $350,000, respectively, were included in the consolidated results of operations for the three and six months ended June 30, 1995.


Revenues and net income derived from Mykotronx operations (effective June 1, 1995) which are included in the accompanying condensed consolidated results of operations were as follows:


FOR THE THREE MONTHS ENDED JUNE 30, 1995:

Revenues                                                          $4,571,000
Net Income                                                           659,000

FOR THE SIX MONTHS ENDED JUNE 30, 1995:

Revenues                                                          $9,663,000
Net Income                                                         1,278,000

FOR THE THREE MONTHS ENDED JUNE 30, 1994:

Revenues                                                          $5,181,000
Net Income                                                           501,000

FOR THE SIX MONTHS ENDED JUNE 30, 1994:

Revenues                                                          $8,914,000
Net Income                                                           764,000


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

                           RAINBOW TECHNOLOGIES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected earnings and the financial position of the Company during the period included in the accompanying financial statements. This discussion reflects the acquisition of Mykotronx, Inc. and represents the three and six months ended June 30, 1995, compared with the three and six months ended June 30, 1994. This discussion should be read in conjunction with the related condensed consolidated financial statements and associated notes.
Prior period financial statements have been restated to reflect the acquisition of Mykotronx, Inc., using the pooling of interests method.


RESULTS OF OPERATIONS


                                                    Rainbow             Mykotronx        Combined
                                                    -------             ---------        --------
For the quarter ended June 30, 1995
    Revenues                                      $10,570,000          $ 6,091,000      $16,661,000
    Gross Margin                                    7,475,000            2,230,000        9,705,000
    Operating Income                                2,421,000            1,173,000        3,594,000

For the quarter ended June 30, 1994
    Revenues                                        9,279,000            5,181,000       14,460,000
    Gross Margin                                    6,535,000            1,807,000        8,342,000
    Operating Income                                2,167,000              834,000        3,001,000

For the six months ended June 30, 1995
    Revenues                                       21,232,000           11,182,000       32,414,000
    Gross Margin                                   15,089,000            4,342,000       19,431,000
    Operating Income                                5,002,000            2,208,000        7,210,000

For the six months ended June 30, 1994
    Revenues                                       18,302,000            8,914,000       27,216,000
    Gross Margin                                   13,164,000            2,859,000       16,023,000
    Operating Income                                4,509,000            1,270,000        5,779,000

SALES

Net sales for the three and six months ended June 30, 1995 increased 14% and 16%, respectively, when compared to the corresponding 1994 periods. The increases for the periods were primarily due to higher sales in Europe and North America. Net sales for the three and six months ended June 30, 1995 increased 7% and 8%, respectively, in the United States and increased 26% and 30%, respectively, internationally, when compared to the corresponding 1994 periods. The average selling price per product decreased by approximately 3% and 4%, respectively, worldwide for the three and six months ended June 30, 1995, when compared to the same periods in 1994. This was primarily due to the Company's efforts to increase its market share. Unit volume for the three and six months ended June 30, 1995 was up 17% and 22%, respectively, when compared to the corresponding 1994 periods.

Contract revenues for the three and six months ended June 30, 1995 increased 18% and 25%, respectively, when compared to the 1994 periods. The increases for the periods were primarily due to higher revenues from Systems and Software contracts.


GROSS PROFIT

Gross profit on sales revenues for the three and six months ended June 30, 1995, was 71%, respectively, when compared to 70% and 72%, respectively, experienced in the corresponding 1994 periods. The increase in gross margin for the three months ended June 30, 1995 was primarily due to increased sales in Europe with corresponding higher margins. The decrease in gross margin for the six months ended June 30, 1995 was primarily due to a change in product mix to lower margin products.

Gross profit on contract revenues for the three and six months ended June 30, 1995 was 37% and 39%, respectively, when compared to 35% and 32%, respectively, experienced in the corresponding 1994 periods. The increases in gross margin for the three and six months ended June 30, 1995 were primarily due to increased sales in higher end encryption products (higher prices and margins) to the U.S. government.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the three and six months ended June 30, 1995, increased by 24% and 26% when compared to the corresponding 1994 periods. The increases during the three and six months ended June 30, 1995 were due to acquisition expenses ($170,000 and $350,000, respectively) incurred in connection with Mykotronx, additional staffing, increased professional expenses and higher sales compensation due to increased sales.


RESEARCH AND DEVELOPMENT

Total research and development expenses for the six months ended June 30, 1995 increased 10% when compared to the corresponding 1994 period. The increase was primarily due to the addition of engineering staff. Current research and development activities are focused on additional Application Specific Integrated Circuits development for future products and adaptation of the Company's products to additional software operating environments and computer platforms.

OTHER INCOME (EXPENSE)

Interest income for the three and six months ended June 30, 1995 increased by 148% and 142% to $416,000 and $719,000, respectively, because of higher investment balances.

During the six months ended June 30, 1995, the Company incurred predominantly unrealized foreign currency losses of $239,000, primarily due to dollar denominated deposit accounts maintained in Europe. During the six months ended June 30, 1994, the Company recognized foreign currency losses of $490,000, also primarily due to dollar denominated deposit accounts maintained in Europe.
Such foreign currency losses result from the movement of the value of the U.S. dollar against the functional currencies used by the Company's foreign subsidiaries.


PROVISION FOR INCOME TAXES

The provision for income taxes as a percentage of income before the provision for income taxes for the three and six months ended June 30, 1995 and June 30, 1994 was 42% and 39%, respectively. The provision for income taxes for the six months ended June 30, 1995 and June 30, 1994 was 41% and 40%, respectively.
The percent increases in the provision for income taxes were primarily due to merger and acquisition expenses that are not deductible for income tax purposes.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of operating funds have been from operations and proceeds from sales of the Company's equity securities. The Company's cash flow from operations for the six months ended June 30, 1995 and 1994 was $8,229,000 and $4,461,000, respectively.

Management believes the Company's current working capital of $44,185,000 and anticipated working capital to be generated by future operations will be sufficient to support the Company's requirements for at least the next twelve months.

The Company's uses of cash include purchases of property, plant and equipment and repayment of long-term debt.

The Company intends to use its capital resources to expand its product lines and for the acquisition of additional products and technologies.

The Company's subsidiaries in France carry $4.4 million in interest earning deposits which may result in foreign exchange gains or losses due to the fact that the functional currency in those subsidiaries is not the U.S. dollar.

At June 30, 1995, the Company had a credit agreement with a bank which provides for advances totaling $850,000 consisting of a working capital line of $750,000 and a construction loan of $100,000. Advances under the working capital line were based on a percentage of eligible accounts receivable, as defined. Borrowings under the credit agreement are collateralized by receivables, inventory and equipment, as defined. The $100,000 construction loan bears interest at the bank prime rate plus 2% and the $750,000 line of credit bears interest at the bank prime rate plus 1.5%. The prime rate at June 30, 1995 was 9%. The credit agreement expires on June 30, 1997. As of June 30, 1995, $400,000 was borrowed under this credit agreement. The balance was paid off on July 5, 1995. The line of credit expired as of June 30, 1995, and has not been renewed.

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



Dated:  July 25, 1995
                                              RAINBOW TECHNOLOGIES, INC.



                                              By:   /s/ PATRICK FEVERY

                                                    Patrick Fevery
                                                    Chief Financial Officer