Form 10-Q
period 1995-09-30
RAINBOW TECHNOLOGIES INC
filed 1995-11-14
CIK 819706

                                   FORM 10-Q


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended SEPTEMBER 30, 1995     Commission file number: 0-16641



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

The number of shares of common stock, $.001 par value, outstanding as of September 30, 1995 was 7,319,587.

                           RAINBOW TECHNOLOGIES, INC.


                               TABLE OF CONTENTS





                                                                                               PAGE
PART I  -  FINANCIAL INFORMATION


         Item 1.       Condensed Consolidated Balance Sheets at
                       September 30, 1995 and December 31, 1994.                                 3

                       Condensed Consolidated Statements of Income
                       for the Three and Nine Months ended September 30, 1995
                       and 1994.                                                                 4

                       Condensed Consolidated Statements of Cash Flows
                       for the Nine Months ended
                       September 30, 1995 and 1994.                                              5

                       Notes to Condensed Consolidated Financial Statements                      6



         Item 2.       Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                             9


         PART II - OTHER INFORMATION


         Items 1 to 5  Not applicable
         Item 6        Exhibits and Reports on Form 8-K                                         12




SIGNATURES                                                                                      12

                          RAINBOW TECHNOLOGIES, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (unaudited)


                                 A S S E T S



                                                                 September 30,    December 31,
                                                                     1995             1994
                                                                 -------------    -------------
Current assets:

  Cash and cash equivalents.............................          $23,670,000       $19,755,000
  Marketable securities available for sale..............           11,881,000         3,592,000
  Accounts receivable (less allowance for
    doubtful accounts of $399,000 and $368,000
     in 1995 and 1994, respectively.....................           11,570,000        10,337,000
  Note receivable.......................................                    -         3,000,000
  Inventories ..........................................            2,455,000         2,862,000
  Unbilled costs and fees...............................            3,576,000         2,895,000
  Prepaid expenses and other current assets.............            1,670,000         1,878,000
                                                                  -----------       -----------
       Total current assets.............................           54,822,000        44,319,000

Property, plant and equipment, at cost:

  Buildings.............................................            9,553,000         8,889,000
  Furniture.............................................              797,000           750,000
  Equipment.............................................            4,219,000         3,322,000
  Leasehold improvements................................              221,000           494,000
                                                                  -----------       -----------
                                                                   14,790,000        13,455,000
  Less accumulated depreciation and amortization........            3,875,000         3,586,000
                                                                  -----------       -----------
       Net property, plant and equipment................           10,915,000         9,869,000

Goodwill, net of accumulated amortization of
  $6,112,000 and $4,380,000 in 1995 and 1994,
  respectively..........................................            6,623,000         7,425,000
Other assets, net of accumulated amortization of
  $1,154,000 and $627,000 in 1995 and 1994,
  respectively .........................................            3,261,000         3,254,000
                                                                  -----------       -----------
                                                                  $75,621,000       $64,867,000
                                                                  ===========       ===========


                                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Accounts payable......................................          $ 2,949,000       $ 2,098,000
  Accrued payroll and related expenses..................            2,096,000         2,451,000
  Other accrued liabilities.............................              631,000           671,000
  Income taxes payable..................................            1,731,000           402,000
  Billings in excess of costs and fees..................               10,000           422,000
  Long-term debt, due within one year...................              315,000           364,000
                                                                  -----------       -----------
       Total current liabilities........................            7,732,000         6,408,000

Long-term debt, net of current portion..................            2,682,000         2,695,000
Deferred income taxes ..................................            2,147,000         1,441,000

Shareholders' equity:

  Common stock, $.001 par value, 20,000,000 shares
    authorized, 7,319,587 and 7,223,946 shares issued
    and outstanding in 1995 and 1994,
    respectively (note 5)...............................                7,000             7,000
  Additional paid-in capital............................           29,201,000        28,222,000
  Cumulative translation adjustment.....................              402,000          (465,000)
  Retained earnings.....................................           33,450,000        26,559,000
                                                                  -----------       -----------
       Total shareholders' equity.......................           63,060,000        54,323,000
                                                                  -----------       -----------
                                                                  $75,621,000       $64,867,000
                                                                  ===========       ===========

                               See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                           Three months ended                  Nine months ended
                                       ----------------------------       ----------------------------
                                       September 30,   September 30,      September 30,   September 30,
                                           1995             1994               1995           1994
                                       ------------    ------------       ------------    ------------
Revenues:

  Sales...............................  $10,720,000    $ 9,011,000        $31,952,000      $27,313,000
  Contracts...........................    5,090,000      3,721,000         16,272,000       12,635,000
                                        -----------    -----------        -----------      -----------
       Total revenues.................   15,810,000     12,732,000         48,224,000       39,948,000

Cost of revenues:

  Cost of sales.......................    2,910,000      2,856,000          9,053,000        8,004,000
  Cost of contracts...................    3,217,000      2,418,000         10,056,000        8,473,000
                                        -----------    -----------        -----------      -----------
       Total cost of revenues.........    6,127,000      5,274,000         19,109,000       16,477,000
                                        -----------    -----------        -----------      -----------
  Gross profit........................    9,683,000      7,458,000         29,115,000       23,471,000

Operating expenses:

  Selling, general and administrative.    4,046,000      2,914,000         11,400,000        8,715,000
  Research and development............    1,487,000      1,213,000          5,452,000        4,842,000
  Goodwill amortization...............      465,000        430,000          1,368,000        1,238,000
                                        -----------    -----------        -----------      -----------
       Total operating expenses.......    5,998,000      4,557,000         18,220,000       14,795,000
                                        -----------    -----------        -----------      -----------
Operating income......................    3,685,000      2,901,000         10,895,000        8,676,000
Interest income.......................      501,000        220,000          1,220,000          518,000
Interest expense......................      (92,000)       (96,000)          (297,000)        (290,000)
Foreign currency gains (losses).......       23,000       (110,000)          (217,000)        (596,000)
                                        -----------    -----------        -----------      -----------

Income before provision for income tax    4,117,000      2,915,000         11,601,000        8,308,000
Provision for income taxes ...........    1,637,000      1,254,000          4,710,000        3,392,000
                                        -----------    -----------        -----------      -----------
Net income............................  $ 2,480,000    $ 1,661,000        $ 6,891,000      $ 4,916,000
                                        ===========    ===========        ===========      ===========

Net income per common and common
  equivalent share ...................  $      0.32    $      0.22        $      0.89      $      0.66
                                        ===========    ===========        ===========      ===========

Weighted average common and common
  equivalent shares outstanding.......    7,811,000      7,475,000          7,700,000        7,469,000
                                        ===========    ===========         ==========      ===========



                            See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                        Nine months ended       Nine months ended
                                                        September 30, 1995      September 30, 1994
                                                        ------------------      ------------------
Cash flows from operating activities:

  Net income..........................................      $ 6,891,000            $  4,916,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:

    Depreciation and amortization.....................        2,490,000               2,248,000
    Change in deferred income taxes...................          598,000                  77,000
    Allowance for doubtful accounts...................           23,000                 (78,000)
    Loss from retirement of property, plant,
     and equipment....................................           12,000                  18,000

    Changes in operating assets and liabilities:

      Accounts receivable.............................       (1,104,000)                 68,000
      Inventories.....................................          452,000                 714,000
      Unbilled costs and fees.........................         (681,000)               (390,000)
      Prepaid expenses and other current assets.......          241,000                  31,000
      Accounts payable................................          815,000                (489,000)
      Accrued liabilities.............................         (837,000)                (12,000)
      Income taxes payable............................        1,268,000                (566,000)
                                                           ------------              ----------
        Net cash provided by operating activities.....       10,168,000               6,537,000

Cash flows from investing activities:

  Purchase of marketable securities...................      (12,005,000)             (2,831,000)
  Sale of marketable securities.......................        3,715,000               3,660,000
  Purchases of property, plant, and equipment.........       (1,314,000)               (459,000)
  Notes receivable....................................        3,000,000              (3,000,000)
  Other long-term assets..............................         (412,000)                      -
  Acquisition of AND Group, Inc.......................                -              (1,531,000)
  Capitalized software development costs..............                -                (457,000)
                                                           ------------             -----------
        Net cash used in investing activities.........       (7,016,000)             (4,618,000)

Cash flows from financing activities:

  Exercise of common stock options....................          979,000                 345,000
  Payment of long-term debt...........................         (291,000)               (367,000)
  Principal payment of capital lease..................          (24,000)                (24,000)
  Repurchase of Mykotronx common stock................                -                (106,000)
  Distribution of Mykotronx S Corporation earnings                    -                (268,000)
                                                           ------------             -----------
        Net cash (used in) provided by financing
          activities..................................          664,000                (420,000)
Effect of exchange rate changes on cash...............           99,000                 534,000
                                                           ------------             -----------
Net increase in cash and cash equivalents.............        3,915,000               2,033,000
Cash and cash equivalents at beginning of period......       19,755,000              12,936,000
                                                           ------------             -----------
Cash and cash equivalents at end of period............     $ 23,670,000             $14,969,000
                                                           ============             ===========
Supplemental disclosure of cash flow information:

  Income taxes paid...................................     $  2,872,000             $ 2,432,000
  Interest paid.......................................          282,000                 234,000

                             See accompanying notes

                           RAINBOW TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying financial statements consolidate the accounts of Rainbow Technologies, Inc. (the Company) and its wholly-owned subsidiaries and have been restated for all prior periods presented to reflect the acquisition of Mykotronx, Inc. (Mykotronx) which has been accounted for using the pooling of interests method (Note 5). All significant inter-company accounts and transactions have been eliminated.

In the opinion of the Company's management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 1995 and results of operations for the three and nine months ended September 30, 1995 and 1994, and cash flows for the nine months ended September 30, 1995 and 1994. The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's December 31, 1994 Annual Report on Form 10-K and its registration statement on Form S-4 that became effective on April 24, 1995. Results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of results to be expected for the full year.

For research and development and other cost-plus-fee-type contracts, the Company recognizes contract earnings using the percentage-of- completion method. The estimated contract earnings are recognized based on percentage of completion as determined by the cost-to-cost basis whereby revenues are recognized ratably as contract costs are incurred. For catalog product sales and certain fixed price contracts calling for delivery of a specific number of product units, the Company recognizes revenues as units are shipped provided that no significant vendor obligations remain.

Software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized. Amortization of capitalized software costs commences when the products are available for general release to customers. Amortization is computed on an individual product basis and is based on the product's estimated economic life.

The Company has subsidiaries in the United Kingdom, Germany and France. The Company utilizes the currencies of the countries where its foreign subsidiaries operate as the functional currency. In accordance with Statement of Financial Accounting Standards No. 52, the balance sheets of the Company's foreign subsidiaries are translated into U.S. dollars at the exchange rates at the respective dates. The income statements of those subsidiaries are translated into U.S. dollars at the weighted average exchange rates for the respective periods presented.


2.  EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares include the potential dilution from the exercise of stock options.

3.  GOVERNMENT CONTRACTS

The Company is both a prime contractor and subcontractor under fixed-price and cost-plus-fixed-fee contracts with the U.S. Government (Government). Such contracts represent over 95% of the Company's contract operations. At the commencement of each contract or contract modification, the Company submits pricing proposals to the Government to establish indirect cost rates applicable to such contracts. These rates, after audit and approval by the Government, are used to settle costs on contracts completed during the previous fiscal year.

To facilitate interim billings during the performance of its contracts, the Company establishes provisional billing rates, which are used in recognizing contract revenue and contract accounts receivable amounts in these financial statements. These provisional billing rates are adjusted to actual at year-end and are subject to adjustment after Government audit.

The Company has unbilled costs and fees at September 30, 1995 of $3,576,000. Based on the Company's experience with similar contracts in recent years, the unbilled costs and fees are expected to be collected within one year.


4.  INVENTORIES

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

Inventories, other than inventoried costs relating to long term contracts, are stated at the lower of cost (principally determined on a first- in first-out basis) or market (net realizable value). Inventories consist of the following:

                                   September 30,           December  31,
                                       1995                    1994
                                   ------------            ------------
  Raw materials                     $  672,000              $  490,000
  Work in process                      285,000                 318,000
  Finished goods                       900,000               1,391,000
  Long term contracts                  598,000                 663,000
                                    ----------              ----------
                                    $2,455,000              $2,862,000
                                    ==========              ==========


5.  ACQUISITIONS.

On June 1, 1995, the Company and Mykotronx completed the merger of the two companies. Mykotronx, a California corporation with headquarters in Torrance, California, designs, develops and manufactures information security products to provide privacy and security for voice communication and data transmission. Shareholders of Mykotronx received 2.64 shares of Rainbow Technologies, Inc. common stock for each share of issued and outstanding Mykotronx common stock, and Mykotronx became a wholly-owned subsidiary of Rainbow Technologies, Inc. Accordingly, the Company issued 1,650,000 shares of its common stock to Mykotronx shareholders in exchange for Mykotronx shares. In addition, 195,096 shares of Rainbow common stock were reserved for issuance upon the exercise of assumed Mykotronx options. The merger was accounted for as a pooling of interests.

Expenses associated with the merger of approximately $139,000 and $489,000, respectively, were included in the consolidated results of operations for the three and nine months ended September 30, 1995.

Revenues and net income derived from Mykotronx operations (prior to June 1, 1995) which are included in the accompanying condensed consolidated results of operations were as follows:


FOR THE FIVE MONTHS ENDED MAY 31, 1995 (INCLUDED IN CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995):

Revenues                                                     $ 9,663,000
Net Income                                                     1,278,000

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1994:

Revenues                                                     $ 3,721,000
Net Income                                                       361,000

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994:

Revenues                                                     $12,635,000
Net Income                                                     1,125,000


In January 1994, the Company purchased the assets of the AND Group Inc., a Canadian corporation, in exchange for the sum of U.S. $1.5 million. As a result, the Company acquired all of the intellectual property rights to a software product, and extinguished all previously existing obligations to pay royalties to the AND Group, Inc. The acquisition was accounted for as a purchase. Results of operations for the AND Group, Inc. are included in the statements of income from the date of acquisition.

In June, 1995, the Company contributed the assets acquired from the AND Group, Inc., and other assets related to its Vendor System division to a newly established joint venture, Vendor Systems International, Inc. (VSI), in which the Company owns a minority interest. VSI is located in Minneapolis, Minnesota. VSI will focus on the development and support of the Vendor System technology. Vendor System technology allows software developers and information publishers to "lock" multiple products on a single CD-ROM disk.

                           RAINBOW TECHNOLOGIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected earnings and the financial position of the Company during the periods included in the accompanying financial statements. This discussion reflects the acquisition of Mykotronx, Inc. and represents the three and nine months ended September 30, 1995, compared with the three and nine months ended September 30, 1994. This discussion should be read in conjunction with the related condensed consolidated financial statements and associated notes. Prior period financial statements have been restated to reflect the acquisition of Mykotronx, Inc., using the pooling of interests method.


RESULTS OF OPERATIONS


                                                       Rainbow          Mykotronx        Combined
                                                     -----------       -----------      -----------
For the quarter ended September 30, 1995
    Revenues                                         $10,720,000       $ 5,090,000      $15,810,000
    Gross Margin                                       7,810,000         1,873,000        9,683,000
    Operating Income                                   2,391,000         1,294,000        3,685,000

For the quarter ended September 30, 1994
    Revenues                                           9,011,000         3,721,000       12,732,000
    Gross Margin                                       6,155,000         1,303,000        7,458,000
    Operating Income                                   2,301,000           600,000        2,901,000

For the nine months ended September 30, 1995
    Revenues                                          31,952,000        16,272,000       48,224,000
    Gross Margin                                      22,899,000         6,216,000       29,115,000
    Operating Income                                   7,393,000         3,502,000       10,895,000

For the nine months ended September 30, 1994
    Revenues                                          27,313,000        12,635,000       39,948,000
    Gross Margin                                      19,309,000         4,162,000       23,471,000
    Operating Income                                   6,807,000         1,869,000        8,676,000

SALES

Sales for the three and nine months ended September 30, 1995 increased 19% and 17%, respectively, when compared to the corresponding 1994 periods. The increases for the periods were primarily due to higher sales in Europe and North America. Net sales for the three and nine months ended September 30, 1995 increased 13% and 10%, respectively, in the United States and increased 28% and 29%, respectively, internationally, when compared to the corresponding 1994 periods. The average selling price per product increased by 1% and decreased by 3%, respectively, worldwide for the three and nine months ended September 30, 1995, when compared to the same periods in 1994. The increase in average selling price during the quarter is attributable to the higher currency exchange rates in Europe. The decrease in the average selling price during the nine month period is due to the price erosion in the international markets and the addition of distributors which typically get lower prices. Unit volume for the three and nine months ended September 30, 1995 was up 19% and 22%, respectively, when compared to the corresponding 1994 periods. Management believes that the increase is due to the stronger awareness of the software piracy problem.

Contract revenues for the three and nine months ended September 30, 1995 increased 37% and 29%, respectively, when compared to the 1994 periods. The increased contract revenues for the periods were primarily due to higher revenues from satellite communication and encryption products and to the higher number of contracts than the prior year.


GROSS PROFIT

Gross profit on sales revenues for the three and nine months ended September 30, 1995, was 73% and 72%, respectively, when compared to 68% and 71%, respectively, experienced in the corresponding 1994 periods. The increase in gross margin were due to increased sales in Europe with corresponding higher margins and the reclassification of software amortization expenses due to the spin-off of the Vendor System.

Gross profit on contract revenues for the three and nine months ended September 30, 1995 was 37% and 38%, respectively, when compared to 35% and 33%, respectively, experienced in the corresponding 1994 periods. The increases in gross margin for the three and nine months ended September 30, 1995 were primarily due to increased sales in higher end encryption products (higher prices and margins) to the U.S. government.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the three and nine months ended September 30, 1995, increased by 39% and 31% when compared to the corresponding 1994 periods. The increases during the three and nine months ended September 30, 1995 were due to increased professional expenses, acquisition expenses incurred in connection with the Mykotronx transaction, and the reclassification of software amortization expenses due to the spin-off of the Vendor System.


RESEARCH AND DEVELOPMENT

Total research and development expenses for the three and nine months ended September 30, 1995 increased 23% and 13%, respectively, when compared to the corresponding 1994 period. There were no capitalized software costs in either the three or nine months ended September 30, 1995. Current research and development activities are focused on additional Application Specific Integrated Circuits development for future products and adaptation of the Company's products to additional software operating environments and computer platforms.

OTHER INCOME (EXPENSE)

Interest income for the three and nine months ended September 30, 1995 increased by 128% and 136%, respectively, because of higher investment balances.

During the nine months ended September 30, 1995, the Company incurred predominantly unrealized foreign currency losses of $217,000, primarily due to dollar denominated deposit accounts maintained in Europe. During the nine months ended September 30, 1994, the Company recognized foreign currency losses of $596,000, also primarily due to dollar denominated deposit accounts maintained in Europe. Such foreign currency losses result from the movement of the value of the U.S. dollar against the functional currencies used by the Company's foreign subsidiaries.


PROVISION FOR INCOME TAXES

The provision for income taxes as a percentage of income before the provision for income taxes for the three months ended September 30, 1995 and 1994 was 40% and 43%, respectively. The provision for income taxes for each of the nine months ended September 30, 1995 and September 30, 1994 was 41%.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of operating funds have been from operations and proceeds from sales of the Company's equity securities. The Company's cash flow from operations for the nine months ended September 30, 1995 and 1994 was $10,168,000 and $6,537,000, respectively.

Management believes the Company's current working capital of $47,090,000 and anticipated working capital to be generated by future operations will be sufficient to support the Company's requirements for at least the next twelve months.

The Company's uses of cash include purchases of property, plant and equipment and repayment of long-term debt.

The Company intends to use its capital resources to expand its product lines and for the acquisition of additional products and technologies.

The Company's subsidiaries in France carry $3.1 million in interest earning deposits which may result in foreign exchange gains or losses due to the fact that the functional currency in those subsidiaries is not the U.S. dollar.

PART II     OTHER INFORMATION

Item 6      Exhibits and Reports on Form 8-K

    (a)     Exhibits

            27   Financial Data Schedule


    (b)     Reports on Form 8-K

            None




                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



Dated:  November 14, 1995
                                           RAINBOW TECHNOLOGIES, INC.



                                           By: /s/  PATRICK FEVERY
                                               -------------------------
                                               Patrick Fevery
                                               Chief Financial Officer