Form 10-K405
period 1995-12-31
RAINBOW TECHNOLOGIES INC
filed 1996-04-01
CIK 819706

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934 (FEE
                          REQUIRED) For the fiscal year
                             ended December 31, 1995

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission file number: 0-16641

                           RAINBOW TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                 953745398
     (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                 Identification No.)

 50 TECHNOLOGY DRIVE, IRVINE, CALIFORNIA                     92718
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (714) 450-7300

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12 (g) of the Act:
                                  Common Stock

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing
requirements for the past 90 days. Yes  X  No   .
                                       ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/.

As at March 26, 1996, the aggregate market value of the voting stock of the Registrant (based upon the closing sales price of the shares on the NASDAQ National Market System) held by non-affiliates was approximately $131,000,000.

As at March 26, 1996, there were outstanding 7,401,277 shares of Common Stock of the Registrant, par value $.001 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Proxy Statement to be submitted to the Commission on or before April 29, 1996, are incorporated by reference into
     Part III.

                                INTRODUCTORY NOTE

         The Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements included (i) the existence and development of the Company's technical and manufacturing capabilities, (ii) anticipated competition, (iii) potential future growth in revenues and income, (iv) potential future decreases in costs, and (v) the need for, and availability of additional financing.

         The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on the assumption that the Company will not lose a significant customer or customers or experience increased fluctuations of demand or rescheduling of purchase orders, that the Company's markets will continue to grow, that the Company's products will remain accepted within their respective markets and will not be replaced by new technology, that competitive conditions within the Company's markets will not change materially or adversely, that the Company will retain key technical and management personnel, that the Company's forecasts will accurately anticipate market demand, that there will be no material adverse change in the Company's operations or business and that the Company will not experience significant supply shortages with respect to purchased components, sub-systems or raw materials. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

ITEM 1.  BUSINESS

General

         Rainbow Technologies, Inc. and its subsidiaries (the "Company") design, develop and manufacture (i) software program protection products (the "Software Protection Products"), which the Company markets to software developers and information publishers worldwide, and (ii) products that provide secure voice communication and data transmission using encryption technology (the "Information Security Products") which the Company markets to organizations of the United States Government, such as the Department of Defense and National Aeronautics and Space Administration ("NASA"), and to contractors and manufacturers in the aerospace and related industries.

         In May 1995, the Company acquired Mykotronx, Inc. ("Mykotronx") in a transaction accounted for as a pooling-of-interests. Located in Torrance California, Mykotronx is a leading supplier of information security products.

         The Company's principal subsidiaries are located in California, the United Kingdom, Germany and France. Unless the context otherwise requires, the term "Company" refers to Rainbow Technologies, Inc. and its subsidiaries.

         The Company's general business strategy consists of four main elements. First, as to Software Protection Products, the Company focuses on improvements to its technology and products to enhance product performance and maintain the Company's competitive advantage in the software protection market. The Company believes that the software protection market will experience a unit growth rate of 20% per year over the next several years, based on estimates by the Software Publisher's Association. As to its Information Security Products, the Company concentrates on technology supporting new telecommunications and hardware cryptographic applications. Currently, the Company's Information Security Products are primarily sold to agencies of the U.S. Government, aerospace or related industry contractors. The Company believes that this market is greater than $500 million and is one of the fastest growth segments of the U.S. Government budget. Second, the Company intends to expand its marketing and distribution efforts for its Software Protection Products both domestically and internationally. The Company also plans to focus on areas where there is high incidence of software piracy, such as eastern Europe and the Far East. The Company intends to actively pursue new markets in the United States for its Information Security Products. Third, the Company seeks to leverage the core competencies of both of its business segments to address broad and emerging issues of information security such as information privacy, information integrity and digital signature validation. The Company believes that these emerging markets for security will experience significant growth over the next five years. Fourth, the Company intends to acquire and invest in technologies and companies that either expand its core product markets or have the potential for market leadership.

         The Company markets its Software Protection Products worldwide to software developers and information providers. In 1995, 47% of the Company's sales of Software Protection Products were made internationally. The Company markets its Information Security Products to various organizations of the U.S. Government, including the Department of Defense, NASA and the United States Air Force, and contractors and manufacturers in the aerospace and related industries. Approximately 67% of the Company's revenues are derived from Software Protection Products and approximately 33% of the Company's revenues are derived from Information Security Products.

Software Protection Products

         The Company's Software Protection Products contain hardware and software components. The hardware component is a "key" which the software publisher includes with each copy of a protected software program sold to an end user. The software component is the software licensed to the software developer which enables the software developer to direct their programs to "look for and communicate with" the key. The keys incorporate either the Company's proprietary algorithms programmed into Company designed Application Specific Integrated Circuits ("ASIC") computer chips, or customer specific information programmed into a standard computer memory chip. The key is attached by the end user to the parallel printer port of a stand alone personal computer or a local area network file server. In "looking for and communicating with" the key, the protected software program interacts with the key. The interaction consists of a continuous challenge-and-response procedure requiring the key to be attached to the computer for the protected software program to operate. In operation, the interactions of the protected software and the key are transparent to a user. In addition, other software programs may operate concurrently with the protected software program and corresponding key, without interference. Printer operation is not affected and protected software programs can be copied and backed up to a hard disk if required by the user.

The Company's Software Protection Products include:

         SentinelSuperPro. Features the Company's latest ASIC technology. This is the Company's first key to combine multiple algorithms with programmable memory for increased security and flexibility. This product is compatible with DOS, Windows, Windows NT and Windows 95 based applications.

         SentinelPro. An algorithm-based key utilizing the Company's proprietary ASIC technology for the protection of DOS, Windows, Windows NT, Windows 95, OS/2, UNIX or XENIX based applications.

         SentinelScribe. A field writable memory key with full read/write capabilities for simple field upgrades or where sophisticated software metering is required for DOS, Windows, Windows NT or OS/2 software.

         SentinelC-Plus. A memory-based key designed for DOS, Windows, Windows NT, OS/2, UNIX or XENIX applications where custom security protection for special or multiple/modular applications is required.

         SentinelEve3. Software protection for Apple Macintosh-based software. Attaches to the ADB port making it compatible with Apple Power Mac and PowerBook computers. Protects stand-alone and/or multiple modular applications.

         NetSentinel. For sophisticated network license management to control concurrent users over LANs running DOS, OS/2, Windows, Windows NT and Windows 95 based applications. This product is compatible with Novell, NETBIOS, TCP/IP and IPX/SPX.

         MicroSentinel UX. Specifically designed for UNIX and open systems applications, this key features an intelligent microprocessor for sophisticated operation control. It can serve many marketing functions including execution control, software leasing, site license management and can be used as a portable host-ID.

         SentinelLM. A software based license management product for Windows, Netware and UNIX environments. The product allows developers to offer end-users highly flexible licensing models and payment schemes.

Information Security Products

         The Company believes the importance of protecting the privacy and security of voice communication and data transmission has increased in direct proportion with the technological advances, capabilities and overall growth in the telecommunications field. Information security remains critical to military and government applications and is increasingly valued by private sector businesses to protect voice and data communication. The Company's Information Security Products are integrated circuits and electronic assemblies which encrypt and decrypt

(scramble and unscramble) electronic communications and are designed and developed by the Company for use in military settings, government applications and for private industry purposes.

         The Company, through its subsidiary Mykotronx, enters into development contracts with agencies of the U.S. Government, aerospace or related industry contractors. In such contracts, the Company generally agrees to develop an integrated circuit or other electronic assembly for the customer's particular application, or modify and enhance one of the Company's Information Security Products to meet the customer's requirements. As to contracts with agencies of the U.S. Government, the Company usually serves as the prime contractor or as a subcontractor, under fixed-price or cost-plus-fixed-fee contracts. The terms of development contracts with other customers are based upon the customer's requirements. Contracts with the U.S. Government account for a majority of the revenues received by the Company from sales of its Information Security Products. The Company has recently begun to market its Information Security Products to wider commercial applications that require the transmission of secure data such as banking and financial transaction information, telecommunications networks and company-wide intranets.

         The Company's Information Security Products are currently categorized into four general areas of customer applications:

         U.S. Government Space. Products for use in connection with satellite systems launched by the U.S Government or its agencies.

         U.S. Government Ground Based Communication Networks. Products to support a variety of intra and inter-agency ground-based communications networks such as Department of Defense, Department of State, Department of the Treasury and other agencies transmitting classified and sensitive information.

         Commercial Space. Products are used for commercial space applications in connection with direct broadcast satellite (DBS) and other commercial space based communication satellite systems.

         Commercial Ground Based Communications Networks. Products to secure communications through cellular voice systems, fax machines, computer networks, portable and standard phone systems.

Research and Development

         Because technological advancement and other changes affecting the personal computer marketplace occur at a rapid pace, the Company's competitive positions in the software program and information protection industry hinge upon the adaptation of its current products, and upon the introduction of new products that gain market acceptance. Accordingly, the Company directs research and development activity toward applying its hardware and software technology and its ASIC technology in lowering the cost of existing products, the design and development of new hardware and software products, and the enhancement of existing products. The Company has also focused its development of Software Protection Products on current trends such as cross-platform interoperability and compatibility with the new operating environments including Windows 95, Windows NT and OS/2 Warp. Expenditures for research and development for the years ended December 31, 1995, 1994 and 1993 were $5,218,000, $4,584,000 and
$3,945,000, respectively, or as a percentage of Software Protection Product sales, 12%, 12%, and 11%, respectively. The Company believes that its research and development efforts are greater than any of its competitors and that the Company's technological leadership could broaden in the future.

         Also, the Company performs research and development with regard to its Information Security Products in connection with its U.S. Government agencies contracts. The costs incurred by the Company in connection with such research and development activities are substantially recoverable by the Company pursuant to the terms of these contracts. The Company believes that some of the research and development performed under such contracts can be applied to the emerging issues of information security.

Sales and Marketing

  Software Protection Products

         The Company markets its Software Protection Products to software publishers throughout the world for use with their software programs selling at retail for $600 or more in the United States, and for use with lower priced software programs sold internationally. For 1995, 1994 and 1993, 53%, 58% and 57%, respectively, of the Company's Software Protection Product sales were made in the United States and 47%, 42% and 43%, respectively, were made internationally. Since its formation, the Company has shipped more than 7,900,000 keys to more than 24,000 customers. Among the Company's major customers are Autodesk, Inc., Encyclopaedia Britanica, SPSS, Inc., Adobe Systems, Inc., Wonderware Software Development Corp., Quark Systems, Inc. and Orcad.

         The Company has direct sales and marketing personnel in the United States, the United Kingdom, Germany and France. The Company also has a telemarketing sales force that responds to inquiries and referrals and which makes cold calls to generate sales. In addition, the Company uses 43 distributors in Europe, Asia Pacific, the Middle East, Mexico and South America. During 1995, 1994 and 1993 the Company had no single customer which accounted for ten percent or more of the Company's revenues.

         The Company's direct sales force makes personal sales calls to targeted software publishers in order to introduce the Company's products. The direct sales personnel also make personal calls on software publishers who currently use the Company's products in an effort to broaden usage of the Company's products to other software programs. The direct sales force pursues a global marketing plan which focuses on targeting multinational software publishers and coordinates the worldwide sales initiative to such publishers.

         The Company attends trade shows and uses trade advertising to increase the level of awareness of the Company and its products. The Company's technical support personnel, who interact directly with software publishers' engineers, also assist in the Company's marketing effort through such interaction.

  Information Security Products

         The Company markets its Information Security Products directly to the U.S. Government and government related agencies. The Company maintains close relationships with the

Department of Defense and the aerospace community. Through these relationships, the Company receives certain contracts for services and products on a selected source basis. In addition, contracts are awarded to the Company as the successful bidder in response to requests for proposal from U.S. Government agencies and aerospace companies.

Manufacturing

  Software Protection Products

         The Company's hardware keys are manufactured by subcontractors in the United States, Asia Pacific and Europe, from components specified and approved by the Company. The components include ASIC chips, standard computer memory chips and standard computer hardware parts. The Company maintains control over the purchasing of materials and the planning and scheduling of the manufacturing and assembly process. After assembly of the components, the keys are delivered to the Company's facilities in the United States and Europe where the products are inspected, tested and configured. The Company believes that it is the lowest cost producer of software protection products and believes that will continue to be a competitive advantage.

         The Company currently has one supplier of the ASIC chips used in the Company's largest selling product, SentinelSuperPro. In the event that such supplier is unable to fulfill the Company's requirements, the Company may experience an interruption in the production of SentinelSuperPro until an alternative source of supply is developed. The Company maintains a three month inventory of ASIC chips in order to limit the potential for such an interruption. The Company believes that there are a number of companies capable of commencing the manufacture of its ASIC chips within approximately three months of such an interruption.

  Information Security Products

         For its Information Security Products, the Company's manufacturing operations include the final assembly and testing of electronic components and PC boards. PC boards and PC board components are purchased and then assembled by outside contractors. The Company assembles the parts and components, creating a finished unit which is then tested and shipped.

         The Company has specific cryptographic technology embedded into ASIC integrated circuits which are fabricated to the Company's specifications by integrated circuit manufacturers. The Company currently has relationships with two such integrated circuit manufacturers, VLSI Technologies and United Technologies Microelectronics Center. These ASIC integrated circuits are processed to the specifications of the U.S. Government and the Company. These two suppliers are the only suppliers capable of meeting the U.S. Government specifications. Until an alternate source of supply is developed, any interruption in the availability of these integrated circuits could have a material adverse effect on the operations of the Company.

Backlog

         The Company manufactures its Software Protection Products on the basis of its forecast of near-term demand and maintains inventory in advance of receipt of firm customer orders. Orders from software publishers are generally placed on an "as needed" basis and are usually shipped by the Company within one week after receipt of the order. For these reasons, the Company's backlog of Software Protection Product orders at any particular time is generally not large and not indicative of future sales levels.

         As of December 31, 1995, the backlog for the Company's Information Security Products represented in excess of six months of revenues. Actual revenue recognition of the backlog mix of contracts can vary from three months to two years.

Trade Secrets

         The Company believes that the value of its Software Protection Products is dependent upon its proprietary algorithms and encryption techniques remaining "trade secrets." The Company has obtained copyright protection on certain of its products and trademark protection for certain of its trade names. The Company has not obtained, and presently does not intend to obtain, patents on certain of the other designs used in its products, since an issued patent may make public certain information that should be kept secret for the benefit of those using the Company's products. There can be no assurance that the Company's proprietary technology will remain a secret or that others will not develop similar technology and use such technology to compete with the Company. There can be no assurance that if the Company decides to apply for patents in the future for any of its products, or on any new technology or products derived therefrom, that patents will be granted.

Competition

  Software Protection Products

         The worldwide software protection industry is highly competitive and characterized by rapid technological advances in both computer hardware and software development. The Company believes it is the industry leader with an estimated 50% worldwide market share. The Company's principal competitors in the software protection industry are FAST Security, AG, Aladdin Knowledge Systems, Ltd. and Software Security, Inc. The Company also competes with smaller companies. The Company believes that it offers the most cost effective Software Protection Products available to software publishers. Although certain of the Company's competitors offer lower prices, the Company believes that its technical support services and the ease of implementation of its products favorably distinguish the Company from its competitors.

  Information Security Products

         The Company's principal competitors for its Information Security Products are Group Technologies, National Semiconductor and Motorola.

Employees

         The Company presently employs 270 full-time employees divided among sales and marketing, manufacturing, research and development and administration. The Company believes that its employee relations are excellent. The employees and the Company are not parties to collective bargaining agreements.

Recent Events

         On March 6, 1996, the Company entered into an agreement to acquire up to 58% of Quantum Manufacturing Technologies, Inc. ("QMT") of Albuquerque, New Mexico, in exchange for $4.2 million, subject to certain technological and business milestones. The Company made an initial investment of $1.2 million for 35% of the common stock of QMT. QMT, a developmental stage company formed in 1995, has recently obtained the exclusive worldwide license from Sandia National Laboratories for the commercial use and exploitation of patented pulsed power ion beam surface treatment technology known as "IBEST". QMT believes IBEST technology benefits and enhances the surface durability and utility of a large number of industrial and consumer products at relatively low cost and without creating any impact on the environment. According to a recent issue of New Coatings and Surface Finishings Newsletter, the overall market for the surface treatment industry worldwide is $8 - 10 billion. One of the fastest growing areas is in the replacement of solvent, chrome and heavy metal based processes, with environmentally friendly processes.

ITEM 2.  PROPERTIES

         The Company's executive offices and principal facility are located in a 55,800 square foot building in Irvine, California. The Company leases the facility pursuant to a lease expiring June 2000.

         The Company owns a 5,000 square foot facility in the United Kingdom which is used primarily for northern European sales and administration. The Company also owns an 8,000 square foot facility in Paris, France which is used primarily for southern European sales and administration.

         The Company leases a facility in Torrance, California, at which Mykotronx maintains its principal offices, design and production facilities. The lease is for 27,000 square feet, and expires in 2000.

ITEM 3.  LEGAL PROCEEDINGS

         The Company believes that there are no legal proceedings, pending or contemplated, to which the Company, or any of its subsidiaries, is the subject or to which the Company or any of its subsidiaries is a party. The Company also knows of no material legal proceeding pending or threatened, or judgments entered against any director or executive officer of the Company or any of its subsidiaries in his/her capacity as such where the position of any such director or executive officer is adverse to the Company or any of its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Neither the Board of Directors nor any security holder submitted any matter during the fourth quarter of the fiscal year covered by this Report to a vote of the security holders through solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Common Stock of the Company is traded on the NASDAQ National Market System under the symbol "RNBO". The following table sets forth high and low "sales" prices of the shares of Common Stock of the Company for the periods indicated (as reported by the National Quotation Bureau).

                                                       SALES PRICE
                                                       -----------
                                                  HIGH               LOW
                                                  ----               ---
         1996 First Quarter                     $23  5/8            $18 1/4
            (through February 29, 1996)

         1995 First Quarter                      18  1/8             13  7/8
         1995 Second Quarter                     24  1/2             15  1/4
         1995 Third Quarter                      26  1/4             17  1/2
         1995 Fourth Quarter                     24 11/16            17  1/2

         1994 First Quarter                      24                  15  1/2
         1994 Second Quarter                     18                  11  3/4
         1994 Third Quarter                      15  3/8              9  1/2
         1994 Fourth Quarter                     17  1/4             11  1/8


     As of February 29, 1996, there were approximately 4,000 holders of record of the Company's Common Stock including those shares held in "street name".

     The Company has never paid cash dividends on its Common Stock and the Board of Directors intends to retain all of its earnings, if any, to finance the development and expansion of its business. However, there can be no assurance that the Company can successfully expand its operations, or that such expansion will prove profitable. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data has been derived from the consolidated financial statements of the Company for the five years ended December 31, 1995. Data for the years ended December 31, 1994, 1993, 1992 and 1991 have been restated to include the financial information of Mykotronx, which was acquired in May 1995 and accounted for as a pooling-of-interests.

                                                               YEARS ENDED DECEMBER 31
                                            --------------------------------------------------------------
                                               1995         1994         1993         1992*        1991
                                            ----------   ----------   ----------   ----------   ----------
                                                     (dollars in thousands, except per share data)
Selected Consolidated Income Statement
 Data:
       Revenues                             $   66,308   $   55,083   $   44,113   $   33,927   $   21,657
       Income before taxes                      16,610       12,163       10,669        9,537        6,334
       Net income                                9,638        6,996        6,669        5,803        4,055

       Net income per share                 $     1.25   $     0.94   $     0.92   $     0.83   $     0.68
       Proforma net income
          (unaudited)                            9,638        6,996        6,376        5,517        3,818
       Proforma net income
          per share (unaudited)             $     1.25   $     0.94   $     0.88   $     0.79   $     0.64


Shares used in Calculating Net
       Income per share                      7,700,000    7,415,000    7,251,000    7,023,000    5,988,264

Selected Consolidated Balance Sheet Data:
       Total assets                         $   79,825   $   64,867   $   54,901   $   46,707   $   29,321
       Working capital                          49,249       37,911       29,666       20,079       24,497
       Long-term debt                            2,616        2,695        2,730        3,275         --
       Shareholders' equity                     66,503       54,323       45,461       36,259       26,362


*Reflects the operations, assets and liabilities of Microphar S.A. which was acquired effective June 1, 1992 and accounted for as a purchase.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following is management's discussion and analysis of certain significant factors that have affected the profitability of the Company's business segments (Software Protection and Information Security Products) and its consolidated results of operations and financial condition during the periods included in the accompanying consolidated financial statements. The discussion reflects the impact of the acquisition of Mykotronx, which was accounted for using the pooling-of-interests method as described more fully in
Note 2 to the consolidated financial statements. The following should be read in conjunction with the consolidated financial statements and related notes.

1995 COMPARED WITH 1994

     Global Software Protection Products revenue for the year ended December 31, 1995 increased 15% to $44,346,000 as compared with 1994. The revenue growth was primarily due to increased unit sales in European markets. Software Protection Products revenue for the year ended December 31, 1995 in Europe increased by 39%. The average selling price per product in the year ended December 31, 1995 decreased approximately 6% from the year ended December 31, 1994.

     During the year ended December 31, 1995, approximately 24% of the Company's Software Protection Products revenue was subject to currency fluctuations, up from 23% in 1994. Software Protection Products revenue in the future is expected to continue to be affected by foreign currency rate fluctuations.

     Information Security Products revenue for the year ended December 31, 1995 increased 33% to $21,962,000, as compared with 1994. The revenue growth was due to higher performance on software and service contracts across various product lines. Additionally, the space communication security business experienced strong growth, particularly in high grade security products for government network security.

     Software Protection Products gross profit for the year ended December 31, 1995 was 71% of revenue compared with 70% for the year ended December 31, 1994. The increase in gross margin was due to increased sales in Europe with corresponding higher margins. There can be no assurance that the Company will improve or maintain the level of gross profit percentage it experienced during the year ended December 31, 1995.

     Gross profit from Information Security Products for the year ended December 31, 1995 was 23% of revenues compared with 18% of revenues for the year ended December 31, 1994. The increase in gross profit was due to the increased volume of space communications products that benefited from continued economies of scale. Gross profit is highly dependent on the mix of contracts with higher margin percentages versus contracts with lower margin percentages.

     Consolidated selling, general and administrative expenses for the years ended December 31, 1995 and 1994 were 21% and 20% of revenues, respectively. Selling, general and administrative expenses for the year ended December 31, 1995 increased by $3,066,000 as compared with 1994. This increase was primarily due to additional staff, increased compensation expenses, expenses incurred in connection with the Mykotronx acquisition and amortization expense related to other minor acquisitions.

     Total research and development expenses were 8% of revenue for the years ended December 31, 1995 and 1994. In 1994, the Company capitalized $735,000 of software development costs. There were no such capitalized software costs during 1995. Current research and development activities are focused on additional ASIC development for future software protection and the adaptation of the Company's existing products to additional software operating environments and computer platforms.

     Interest income for the year ended December 31, 1995 increased by 128% to $1,689,000, as compared with 1994, primarily because of higher investment balances.

     During the year ended December 31, 1995, the Company incurred foreign currency losses of $268,000, primarily due to dollar denominated deposit accounts maintained in Europe. During the year ended December 31, 1994, the Company recognized foreign currency losses of $588,000, also primarily due to dollar denominated deposit accounts maintained in Europe. Such foreign currency gains and losses result from the movement in the value of the U.S. dollar against the functional currencies used by the Company's foreign subsidiaries. During the year ended December 31, 1994, the Company wrote off a $252,000 investment it held in a company that subsequently filed for bankruptcy protection in January 1995.

     The effective tax rate decreased to 42.0% for the year ended December 31, 1995 from 42.5% for the year ended December 31, 1994. The decrease in the tax rate is due to the expansion of business unit profits in European countries with lower effective tax rates.

1994 COMPARED WITH 1993

     Software Protection Products revenue for the year ended December 31, 1994 increased 10% to $38,512,000, when compared to the same period in 1993. The revenue growth was primarily due to increased unit sales to both existing and new customers in the North American market and the Asia Pacific region. Software Protection Products revenue for the year ended December 31, 1994 in the United States increased by 12% and international revenue increased by 5% over the year ended December 31, 1993. The average selling price per product in the year ended December 31, 1994 decreased approximately 12% from the year ended December 31, 1993.

     During the year ended December 31, 1994, approximately 23% of the Company's Software Protection Products revenue was subject to currency fluctuations, down from 29% in 1993.

     Information Security Products revenue for the year ended December 31, 1994 increased 84% to $16,571,000, when compared to 1993. The revenue growth was primarily due to comparable increases in volume of product sold. The core space communication security business area benefited from increased sales of mature products and the development and introduction of two new products. In the commercial business area, increased revenues were realized because of increased acceptance of the Mykotronx "key escrow" Clipper and Capstone chips and the related PCMCIA card called Fortezza.

     Gross profit for Software Protection Products for the year ended December 31, 1994 was 70% of Software Protection Products revenue compared with 74% for the year ended December 31, 1993. The decrease was primarily due to lower average selling prices.

     Gross profit from Information Security Products for the year ended
December 31, 1994 was 18% of revenues compared with 9% of revenues for the year ended December 31, 1993. The increase in gross profit was due to the increased volume of space communications products which benefited from economies of scale.

     Selling, general and administrative expenses for the years ended December 31, 1994 and 1993 were 20% and 25% of total revenues, respectively. Selling, general and administrative expenses for the year ended December 31, 1994 decreased by $36,000 compared to the year ended December 31, 1993. This decrease was primarily due to reductions in management overhead.

     Total research and development expenses for the year ended December 31, 1994 were 8% of total revenues and increased by 16% to $4,584,000, when compared to the year ended December 31, 1993. The increase was primarily due to the addition of engineering personnel. In 1994, the Company capitalized $735,000 of software development costs.

     Interest income for the year ended December 31, 1994, increased by 25% to $742,000, as compared to 1993, because of a general rise in interest rates and higher investment balances.

     During the year ended December 31, 1994, the Company incurred foreign currency losses of $588,000, primarily due to dollar denominated deposit accounts maintained in Europe. During the year ended December 31, 1993, the Company recognized foreign currency gains of $439,000, also primarily due to dollar denominated deposit accounts maintained in Europe. Such foreign currency gains and losses result from the movement of the value of the U.S. dollar against the functional currencies used by the Company's foreign subsidiaries. During the year ended December 31, 1994, the Company wrote off a $252,000 investment in a company that filed for bankruptcy protection in January 1995.

     The effective tax rate increased to 42.5% for the year ended December 31, 1994, from the proforma effective tax rate of 40.0% for the year ended December 31, 1993. The increase in the tax rate was primarily due to the decreased availability of research and experimentation credits.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of operating funds have been from operations and proceeds from sales of the Company's equity securities. The Company's cash flow from operations during 1995, 1994 and 1993 was $13,203,000, $8,422,000, and $7,434,000, respectively.

     The Company intends to use its capital resources to expand its product lines and for possible acquisitions of additional products and technologies. There are no significant capital requirements at this time.

     The Company's subsidiaries in France carry $5.2 million in interest earning deposits which may result in foreign exchange gains or losses due to the fact that the functional currency in those subsidiaries is not the U.S. dollar.

     Management believes that the effect of inflation on the business of the Company for the past three years has been minimal.

     The Company believes that its current working capital of $49,249,000 and anticipated working capital to be generated by future operations will be sufficient to support the Company's working capital requirements through at least December 31, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and Schedule of the Company are listed in Item 14 (a) and included herein on pages F-1 through F-23.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has not had any disagreement with its independent auditors on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 10.  ALL DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Reference is made to the information appearing under the caption "Election of Directors" in the Company's Proxy Statement to be submitted to the Commission on or before April 29, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

         Reference is made to the information appearing under the caption "Executive Compensation" in the Company's Proxy Statement to be submitted to the Commission on or before April 29, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         Reference is made to the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be submitted to the Commission on or before April 29, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be submitted to the Commission on or before April 29, 1996.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.   Consolidated Financial Statements

Report of Independent Auditors.

Consolidated Balance Sheets at December 31, 1995 and 1994.

Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993.

Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993.

Notes to Consolidated Financial Statements.

(a)      2.   Consolidated Financial Statement Schedule

         II. Consolidated Valuation and Qualifying Accounts for the years ended December 31, 1995, 1994 and 1993.

              All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)      3.   Exhibits

         2. Agreement and Plan of Reorganization, dated as of January 26, 1995 among the Company, Rainbow Acquisition Inc., a California corporation and a wholly owned subsidiary of Rainbow, and Mykotronx, Inc., a California corporation ("Mykotronx") (incorporated by reference to the Company's Registration Statement on Form S-4 under the Securities Act of 1933, as amended, effective on April 20,1995, Registration No. 33-89918).

         3(i) Articles of Incorporation of Rainbow, as amended (incorporated by reference to Exhibit 3(a) to Rainbow's Registration Statement on Form S-18 under the Securities Act of 1933, as amended, filed on July 20, 1987, File No. 33-15956-LA (the "S-18 Registration Statement")).

         3(ii) By-Laws of Rainbow (incorporated by reference to Exhibit 3(b) to the S-18 Registration Statement).

         4(a)     See Exhibit 3(i).

         4(b)     See Exhibit 3(ii).

10(a) Lease for premises at 50 Technology Drive, Irvine, California, dated June 1, 1995, between the Company and Birtcher Medical Systems, Inc. a California corporation.

10(b) Agreement, dated May 26, 1989, between the Company and Catalyst Semiconductor, Inc. (incorporated by reference to Exhibit 10(h) of the Company's 1989 Annual Report on Form 10-K under the Securities Exchange Act of 1934 filed in March 1990 (the "1989 10-K").

10(c) Agreement, dated August 17, 1989, between the Company and Catalyst Semiconductor, Inc. (incorporated by reference to Exhibit 10(i) of the 1989 10-K).

10(d) 1990 Incentive Stock Option Plan as amended (incorporated by reference to
Exhibit 10(j) of the 1991 10-K).

10(e) Asset Purchase Agreement, dated January 20, 1994, between the Company and the AND Group, Inc. (incorporated by reference to Exhibit 10(s) to the Company's 1993 Annual Report on Form 10-K under the Securities Exchange Act of 1934 filed in March 1994 (the "1993 10-K").

10(f) Employment Agreement, dated February 16, 1990, between the Company and Walter W. Straub (incorporated by reference to Exhibit 10(j) of the 1989 10-K).

10(g) Change of Control Agreement, dated February 16, 1990, between the Company and Walter W. Straub (incorporated by reference to Exhibit 10(k) of the 1989 10-K).

10(h) Employment Agreement, dated January 15, 1992, between the Company and Peter M. Craig (incorporated by reference to Exhibit 10(m) of the 1991 10-K).

10(i) Change of Control Agreement, dated January 15, 1992, between the Company and Peter M. Craig (incorporated by reference to Exhibit 10(n) of the 1991 10-K).

10(j) Employment Agreement, dated January 5, 1995, between the Company and Norman L. Denton, III (incorporated by reference to Exhibit 10(j) of the Company's 1994 Annual Report on Form 10-K under the Securities Exchange Act of 1934, filed in March 1995 (the "1994 10-K")).

10(k) Change of Control Agreement, dated January 5, 1995, between the Company and Norman L. Denton, III (incorporated by reference to Exhibit 10(k) to the 1994 10-K).

10(l) Employment Agreement, dated January 5, 1995, between the Company and Patrick E. Fevery (incorporated by reference to Exhibit 10(l) of the 1994 10-K).

10(m) Change of Control Agreement, dated January 5, 1995, between the Company and Patrick E. Fevery (incorporated by reference to Exhibit 10(m) of the 1994 10-K).

10(n) Employment Agreement, dated January 5, 1995, between the Company and Paul
A. Bock (incorporated by reference to Exhibit 10(n) of the 1994 10-K).

10(o) Change of Control Agreement, dated January 5, 1995, between the Company and Paul A. Bock (incorporated by reference to Exhibit 10(o) of the 1994 10-K).

10(p) Employment Agreement, dated May 31, 1995, among Mykotronx, the Company and Theodore S. Bettwy.

10(q) Employment Agreement dated May 31, 1995, among Mykotronx, the Company and John C. Droge.

21(a) List of Rainbow's wholly-owned subsidiaries.

23       Consents of Independent Auditors.
         (a)  Ernst & Young LLP.
         (b)  KMPG Peat Marwick LLP.

27       Financial Data Schedule.

(b)  Reports on Form 8-K

         No reports on Form 8-K have been filed during the three months ended December 31, 1995.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINBOW TECHNOLOGIES, INC.,

Registrant

By: /s/ Walter W. Straub
   --------------------------
   Walter W. Straub, President
   Chief Executive Officer,
   and Chairman of the Board

Date:    March 29, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                       DATE
- ---------                      -----                       ----
/s/ Walter W. Straub    President, Chief Executive        March 29, 1996
- --------------------    Officer, and
Walter W. Straub        Chairman of the Board

/s/ Peter M. Craig      Executive Vice President,         March 29, 1996
- --------------------    Secretary and Director
Peter M. Craig

/s/ Patrick E. Fevery   Vice President and                March 29, 1996
- ---------------------   Chief Financial Officer
Patrick E. Fevery

                        Director                          March   , 1996
- ---------------------
Alan K. Jennings

                        Director                          March   , 1996
- ---------------------
Richard P. Abraham

                        Director                          March   , 1996
- ---------------------
Marvin Hoffman

                        Director                          March   , 1996
- ---------------------
Frederick M. Haney


                           RAINBOW TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULE

                      For the year ended December 31, 1995

                                                                       Page
                                                                       ----
Reports of Independent Auditors.....................................    F-2

Consolidated Balance Sheets.........................................    F-4

Consolidated Statements of Income...................................    F-5

Consolidated Statements of Shareholders' Equity ....................    F-6

Consolidated Statements of Cash Flows...............................    F-7

Notes to Consolidated Financial Statements..........................    F-8

Schedule II - Consolidated Valuation and Qualifying Accounts .......   F-23

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Rainbow Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Rainbow Technologies, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

     We did not audit the financial statements of Mykotronx, Inc., a wholly-owned subsidiary acquired on June 1, 1995 and accounted for as a pooling-of-interests, which statements reflect total assets of $6,340,000 as of December 31, 1994, and total revenues of $16,571,000 and $8,995,000 for the years ended December 31, 1994 and 1993, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the data included for Mykotronx, Inc., is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rainbow Technologies, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                        Ernst & Young LLP

Orange County, California
February 16, 1996

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Mykotronx, Inc.

We have audited the balance sheet of Mykotronx, Inc. as of December 31, 1994 and the related statements of earnings, shareholders' equity and cash flows (not presented herein) for the two years ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mykotronx, Inc., as of December 31, 1994 and the results of its operations and its cash flows for the two years ended December 31, 1994 in conformity with generally accepted accounting principles.


                                                KPMG Peat Marwick LLP

Los Angeles, California
February 16, 1995

                           RAINBOW TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                               December 31,   December 31,
                                                                                  1995           1994
                                                                               -----------    -----------
                                    ASSETS
Current assets:
  Cash and cash equivalents ................................................   $25,058,000    $19,755,000
  Marketable securities available-for-sale .................................    11,799,000      3,592,000
  Accounts receivable, net of allowance for doubtful accounts
    of $450,000 and $368,000 in 1995 and 1994, respectively ................    12,725,000     10,337,000
  Note receivable ..........................................................             -      3,000,000
  Inventories ..............................................................     2,927,000      2,862,000
  Unbilled costs and fees ..................................................     3,962,000      2,895,000
  Prepaid expenses and other current assets ................................     1,716,000      1,878,000
                                                                               -----------    -----------
       Total current assets ................................................    58,187,000     44,319,000
Property, plant and equipment, at cost:
  Buildings ................................................................     9,572,000      8,889,000
  Furniture ................................................................       797,000        750,000
  Equipment ................................................................     4,075,000      3,322,000
  Leasehold improvements ...................................................       221,000        494,000
                                                                               -----------    -----------
                                                                                14,665,000     13,455,000
  Less accumulated depreciation and amortization ...........................     3,708,000      3,586,000
                                                                               -----------    -----------
       Net property, plant and equipment ...................................    10,957,000      9,869,000
Goodwill, net of accumulated amortization of $6,602,000 and
  $4,380,000 in 1995 and 1994, respectively ................................     6,186,000      7,425,000
Other assets, net of accumulated amortization of $1,193,000
  and $627,000 in 1995 and 1994, respectively ..............................     4,495,000      3,254,000
                                                                               -----------    -----------
                                                                               $79,825,000    $64,867,000
                                                                               ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable .........................................................   $ 3,476,000    $ 2,098,000
  Accrued payroll and related expenses .....................................     2,077,000      1,858,000
  Other accrued liabilities ................................................     1,151,000      1,264,000
  Income taxes payable .....................................................     1,916,000        402,000
  Billings in excess of costs and fees .....................................         2,000        422,000
  Long-term debt, due within one year ......................................       316,000        364,000
                                                                               -----------    -----------
       Total current liabilities ...........................................     8,938,000      6,408,000
Long-term debt, net of current portion .....................................     2,616,000      2,695,000
Deferred income taxes ......................................................     1,768,000      1,441,000
Commitments ................................................................
Shareholders' equity:
  Common stock, $.001 par value, 20,000,000 shares authorized,
    7,311,267 and 7,165,105 shares issued and outstanding
    in 1995 and 1994, respectively (Note 8) ................................         7,000          7,000
  Additional paid-in capital ...............................................    29,823,000     28,222,000
  Cumulative translation adjustment ........................................       424,000       (465,000)
  Cumulative difference between cost and
    market value of marketable securities ..................................        52,000              -
  Retained earnings ........................................................    36,197,000     26,559,000
                                                                               -----------    -----------
       Total shareholders' equity ..........................................    66,503,000     54,323,000
                                                                               -----------    -----------
                                                                               $79,825,000    $64,867,000
                                                                               ===========    ===========


                            See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 1995, 1994 and 1993

                                               1995            1994             1993
                                            -----------     -----------     -----------
Revenues:
  Software protection products .........    $44,346,000     $38,512,000     $35,118,000
  Information security products ........     21,962,000      16,571,000       8,995,000
                                            -----------     -----------     -----------
       Total revenues ..................     66,308,000      55,083,000      44,113,000
Operating expenses:
  Cost of software protection products .     12,701,000      11,589,000       9,190,000
  Cost of information security products      16,865,000      13,521,000       8,188,000
  Selling, general and administrative ..     14,135,000      11,069,000      11,105,000
  Research and development .............      5,218,000       4,584,000       3,945,000
  Goodwill amortization ................      1,830,000       1,676,000       1,608,000
                                            -----------     -----------     -----------
       Total operating expenses ........     50,749,000      42,439,000      34,036,000
                                            -----------     -----------     -----------
Operating income .......................     15,559,000      12,644,000      10,077,000
Interest income ........................      1,689,000         742,000         593,000
Interest expense .......................       (370,000)       (383,000)       (440,000)
Foreign currency gains (losses) ........       (268,000)       (588,000)        439,000
Write-down of investment ...............              -        (252,000)              -
                                            -----------     -----------     -----------
Income before provision for income taxes     16,610,000      12,163,000      10,669,000
Provision for income taxes .............      6,972,000       5,167,000       4,000,000
                                            -----------     -----------     -----------
Net income .............................    $ 9,638,000     $ 6,996,000     $ 6,669,000
                                            ===========     ===========     ===========

Net income per common and common
  equivalent share .....................    $      1.25     $      0.94     $      0.92
                                            ===========     ===========     ===========

Weighted average common and common
  equivalent shares outstanding ........      7,700,000       7,415,000       7,251,000
                                            ===========     ===========     ===========

Proforma data (unaudited):
Net income .............................    $ 9,638,000     $ 6,996,000     $ 6,669,000
Proforma provision for income taxes ....              -               -         293,000
                                            -----------     -----------     -----------
Net income after proforma
  income tax adjustment ................    $ 9,638,000     $ 6,996,000     $ 6,376,000
                                            ===========     ===========     ===========

Proforma net income per common and
  common equivalent share ..............    $      1.25     $      0.94     $      0.88
                                            ===========     ===========     ===========


                            See accompanying notes.

                          RAINBOW TECHNOLOGIES, INC.

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 Years ended December 31, 1995, 1994 and 1993


                                                                                        Cumulative
                                                                                        difference
                                                                                       between cost
                                                            Additional    Cumulative  and market value
                                          Common Stock       paid-in      translation  of marketable   Retained
                                      Shares      Amount     capital      adjustment     securities    earnings        Total
                                    -------------------------------------------------------------------------------------------
Balance, December 31, 1992 ....     6,742,207    $6,000    $22,541,000    $(1,458,000)    $  -      $15,169,000     $36,258,000
Exercise of common stock
   options ....................       364,641     1,000      1,980,000            -          -              -         1,981,000
Tax benefit of employee stock
   options ....................           -         -        1,460,000            -          -              -         1,460,000
Distribution to former
  Mykotronx shareholders ......           -         -              -              -          -         (399,000)       (399,000)
Translation adjustment, net ...           -         -              -         (508,000)       -              -          (508,000)
Net income ....................           -         -              -              -          -        6,669,000       6,669,000
                                    -------------------------------------------------------------------------------------------
Balance, December 31, 1993 ....     7,106,848     7,000     25,981,000     (1,966,000)       -       21,439,000      45,461,000
Exercise of common stock
   options ....................       138,117       -          593,000            -          -              -           593,000
Tax benefit of employee stock
   options ....................           -         -          173,000            -          -              -           173,000
Repurchase of shares of former
  Mykotronx shareholders ......       (79,860)      -           (5,000)           -          -         (101,000)       (106,000)
Distribution to former
  Mykotronx shareholders ......           -         -              -              -          -         (295,000)       (295,000)
Transfer of retained earnings
  to additional paid-in capital
  upon termination of Mykotronx
  S Corporation election ......           -         -        1,480,000            -          -       (1,480,000)              -
Translation adjustment, net ...           -         -              -        1,501,000        -              -         1,501,000
Net income ....................           -         -              -              -          -        6,996,000       6,996,000
                                    -------------------------------------------------------------------------------------------
Balance, December 31, 1994 ....     7,165,105     7,000     28,222,000       (465,000)       -       26,559,000      54,323,000
Exercise of common stock
   options ....................       146,162       -        1,192,000            -          -              -         1,192,000
Tax benefit of employee stock
   options ....................           -         -          409,000            -          -              -           409,000
Unrealized gain on
  marketable securities .......           -         -              -              -       52,000            -            52,000
Translation adjustment, net ...           -         -              -          889,000        -              -           889,000
Net income ....................           -         -              -              -          -        9,638,000       9,638,000
                                    -------------------------------------------------------------------------------------------
Balance, December 31, 1995 ....     7,311,267    $7,000    $29,823,000    $   424,000    $52,000    $36,197,000     $66,503,000
                                    ===========================================================================================

                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1995, 1994 and 1993

                                                                     1995            1994             1993
                                                                 ------------    ------------     -----------
Cash flows from operating activities:
  Net income .................................................    $ 9,638,000     $ 6,996,000     $ 6,669,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Amortization .............................................      2,352,000       2,034,000       1,676,000
    Depreciation .............................................      1,186,000       1,080,000       1,002,000
    Change in deferred income taxes ..........................        621,000          25,000         (87,000)
    Allowance for doubtful accounts ..........................         73,000          16,000         163,000
    Loss from retirement of property, plant and equipment ....          7,000          28,000          16,000
    Write-down of investment .................................              -         252,000               -
    Changes in operating assets and liabilities:
      Accounts receivable ....................................     (2,311,000)     (1,413,000)     (1,961,000)
      Inventories ............................................         (6,000)        298,000      (1,150,000)
      Unbilled costs and fees ................................     (1,067,000)     (1,460,000)       (867,000)
      Prepaid expenses and other current assets ..............        150,000         225,000        (207,000)
      Other assets ...........................................              -         (31,000)       (127,000)
      Accounts payable .......................................      1,353,000         391,000       1,050,000
      Accrued liabilities ....................................         71,000         376,000       1,422,000
      Billings in excess of costs and fees ...................       (420,000)        417,000        (134,000)
      Income taxes payable ...................................      1,556,000        (812,000)        (31,000)
                                                                 ------------    ------------     -----------
        Net cash provided by operating activities ............     13,203,000       8,422,000       7,434,000
Cash flows from investing activities:
  Purchases of marketable securities .........................    (12,271,000)    (12,376,000)     (9,361,000)
  Sales of marketable securities .............................      4,115,000      16,990,000       4,851,000
  Purchases of property, plant and equipment .................     (1,670,000)       (559,000)       (639,000)
  Notes receivable ...........................................      3,000,000      (3,000,000)              -
  Other long-term assets .....................................     (1,751,000)       (578,000)       (352,000)
  Acquisition of AND Group, Inc. .............................              -      (1,498,000)              -
  Capitalized software development costs .....................              -        (735,000)              -
                                                                 ------------    ------------     -----------
        Net cash used in investing activities ................     (8,577,000)     (1,756,000)     (5,501,000)
Cash flows from financing activities:
  Exercise of common stock options ...........................      1,192,000         593,000       1,981,000
  Payment of long-term debt ..................................       (357,000)       (496,000)       (395,000)
  Principal payments of capital lease ........................        (31,000)        (25,000)         (5,000)
  Repurchase of shares of former Mykotronx shareholders.......              -        (106,000)       (399,000)
  Distribution to former Mykotronx S Corporation
    shareholders .............................................              -        (295,000)              -
                                                                 ------------    ------------     -----------
        Net cash provided by (used in) financing activities ..        804,000        (329,000)      1,182,000
Effect of exchange rate changes on cash ......................       (127,000)        482,000        (249,000)
                                                                 ------------    ------------     -----------
Net increase in cash and cash equivalents ....................      5,303,000       6,819,000       2,866,000
Cash and cash equivalents at beginning of year ...............     19,755,000      12,936,000      10,070,000
                                                                 ------------    ------------     -----------
Cash and cash equivalents at end of year .....................   $ 25,058,000    $ 19,755,000     $12,936,000
                                                                 ============    ============     ===========


Supplemental disclosure of cash flow information:
  Income taxes paid ..........................................   $  6,005,000    $  6,059,000     $ 2,927,000
  Interest paid ..............................................        302,000         381,000         440,000

                            See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

     Rainbow Technologies, Inc. (the Company) develops, manufactures, programs and markets products which prevent the unauthorized use of intellectual property, including software programs (known as the Software Protection Products segment of the business), and also develops and manufactures information security products to provide privacy and security for voice communication and data transmission (known as the Information Security Products segment of the business). The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries and have been restated for all prior periods presented to reflect the acquisition of Mykotronx, Inc. (Mykotronx) which has been accounted for using the pooling-of-interests method (Note 2). All significant intercompany balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform with the 1995 presentation.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates. Significant estimates made in preparing these financial statements include the allowance for doubtful accounts, the allowance for inventory obsolescence, accrued warranty costs, the allowance for deferred tax assets and total estimated contract costs associated with billed and unbilled contract revenues.

Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Marketable Securities

     The Company's marketable securities consist of tax-exempt and other debt instruments that bear interest at variable rates. At December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). SFAS No. 115 requires that the Company's marketable securities be carried at fair value; and that unrealized gains and losses on securities available-for-sale be reported net of tax as a separate component of shareholders' equity. The adoption of SFAS No. 115 has had no effect on the Company's results of operations nor has it had a material impact on the Company's equity for any of the years presented. The Company's portfolio of marketable debt securities at December 31, 1995 matures as follows: 85% in 1996, 0% in 1997-2000, 2% in 2001-2005 and 14% thereafter.

                          RAINBOW TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1995

Software Development Costs

     Software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized. Amortization of capitalized software development costs commences when the products are available for general release to customers and are determined using the straight-line method over the expected useful lives of the respective products.

     At December 31, 1995 and 1994, the Company had capitalized computer software costs of $735,000 which will not be amortized until technological feasibility and marketability is established.

Inventories

     Inventoried costs relating to long-term contracts are stated at the actual production cost, including pro-rata allocations of factory overhead and general and administrative costs incurred to date reduced by amounts identified with revenue recognized on units delivered. The costs attributed to units delivered under such long-term contracts are based on the estimated average cost of all units expected to be produced.

     Inventories other than inventoried costs relating to long-term contracts are stated at the lower of cost (on a first-in, first-out basis) or market.

Property, Plant and Equipment

     Property, plant, equipment and leasehold improvements are depreciated using the straight-line method over their estimated useful lives as follows:

         Buildings................................        31 years
         Furniture................................    5 to 7 years
         Equipment................................    3 to 7 years
         Leasehold improvements     ..............   Term of lease


Intangible Assets

     Intangible assets consisting of goodwill and patents are amortized using the straight-line method over seven years. Goodwill represents the excess of purchase price over the estimated fair value of assets acquired.

Long-Lived Assets

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121) in March 1995. The Company will adopt SFAS No. 121 during 1996. Such adoption will not have a material effect on the Company's consolidated results of operations or financial position.

                           RAINBOW TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995

Revenue Recognition:

     Software Protection Products

     The Company recognizes revenues from Software Protection Product sales at the time of shipment. Provision is made currently for estimated product returns which may occur under programs the Company has with certain of its distributors.

     Information Security Products

     Catalog product revenues and revenues under certain fixed-price contracts calling for delivery of a specified number of units are recognized as deliveries are made. Revenues under cost-reimbursement contracts are recognized as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. Certain contracts are awarded on a fixed-price incentive fee basis. Incentive fees on such contracts are considered when estimating revenues and profit rates and are recognized when the amounts can reasonably be determined. The costs attributed to units delivered under fixed-price contracts are based on the estimated average cost per unit at contract completion. For research and development and other cost-plus-fee type contracts, the Company recognizes contract revenues using the percentage-of-completion method. The estimated contract revenues are recognized based on percentage-of-completion as determined by the cost-to-cost basis whereby revenues are recognized ratably as contract costs are incurred. Profits expected to be realized on long-term contracts are based on total revenues and estimated costs at completion. Revisions to contract profits are recorded in the accounting periods in which the revisions are made. Estimated losses on contracts are recorded when identified.

Warranty

     The Company generally warrants its products for one year. An estimate of the amount required to cover warranty expense on products sold is charged against income at the time of sale.

Advertising

     The Company expenses the costs of advertising as incurred. Advertising expense was $908,000, $807,000 and $620,000 for 1995, 1994 and 1993,
respectively.

Research and Development

     Expenditures for research and development are expensed as incurred.

Income Taxes

     Deferred taxes are provided for items recognized in different periods for financial and tax reporting purposes in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting For Income Taxes."

Foreign Currency

     Balance sheet accounts denominated in foreign currency are translated at exchange rates as of the date of the balance sheet and income statement accounts are translated at average exchange rates for the period. Translation gains and losses are accumulated as a separate component of Stockholders' Equity. The Company has adopted local currencies as the functional currencies for its subsidiaries because their principal economic activities are most closely tied to the respective local currencies.

                           RAINBOW TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995


     The Company may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. It does not engage in currency speculation. Foreign currency transaction gains and losses are included in current earnings. There were no foreign exchange contracts at December 31, 1995.

Stock Option Plans

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) in October 1995. SFAS No. 123 establishes financial accounting and reporting standards for stock-based compensation plans and to transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. The new accounting standards prescribed by SFAS No. 123 are optional, and the Company may continue to account for its plans under previous standards. The Company does not expect to adopt the new accounting standards, consequently, SFAS No. 123 will not have an impact on the Company's consolidated results of operations or financial position. However, proforma disclosures of net earnings and earnings per share will be made in 1996 as if the SFAS No. 123 accounting standards had been adopted.

Earnings Per Share

     Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares include the potential dilution from the exercise of stock options determined using the treasury stock method, when the effect of such options is dilutive.

Concentrations of Business and Credit Risk

     Financial instruments which potentially subject the Company to credit risk consist principally of trade receivables and interest bearing investments. The Company performs on-going credit evaluations of its customers and generally does not require collateral. The Company maintains adequate reserves for potential losses and such losses, which have historically been minimal, have been included in management's estimates. The Company places substantially all its interest bearing investments with major financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.

     The Company sells the majority of its Software Protection Products to software developers and wholesale distributors throughout North America, Europe and Asia Pacific. The majority of the Company's Information Security Products are sold to the U.S. Government (Note 3). The U.S. Government accounted for over 81%, 95% and 80% of contract revenues in 1995, 1994 and 1993, respectively. In addition, approximately 90% of contract accounts receivable and over 90% of unbilled costs and fees at December 31, 1995 and 1994, respectively, were related to the U.S. Government.

                           RAINBOW TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995

2.   ACQUISITIONS

     On June 1, 1995, the Company acquired Mykotronx in a merger transaction resulting in Mykotronx becoming a wholly-owned subsidiary of Rainbow. The merger was accounted for as a pooling-of-interests. Mykotronx, a California corporation with headquarters in Torrance, California, designs, develops and manufactures information security products to provide privacy and security for voice communication and data transmission. These products are sold to the U.S. Government and customers in the aerospace and telecommunications industries. Shareholders of Mykotronx received 2.64 shares of the Company's common stock for each share of issued and outstanding Mykotronx common stock. Accordingly, the Company issued 1,620,564 shares of its common stock to Mykotronx shareholders in exchange for all outstanding Mykotronx shares. In addition, 195,096 shares of Rainbow common stock were reserved for issuance upon the exercise of assumed Mykotronx stock options.

     Expenses associated with the merger of approximately $552,000 were included in the consolidated results of operations for the year ended December 31, 1995.

     Revenue and net income from the combining companies included in the accompanying consolidated results of operations were as follows:

                                                     Rainbow             Mykotronx           Consolidated
                                                     -------             ---------           -------------
For the five months ended May 31, 1995
(prior to the effective date of the merger):

     Revenue                                        $ 16,634,000         $ 9,663,000        $ 26,297,000
     Net income                                        2,426,000           1,278,000           3,704,000

For the year ended December 31, 1994:
     Revenue                                          38,512,000          16,571,000          55,083,000
     Net income                                        5,552,000           1,444,000           6,996,000

For the year ended December 31, 1993:
     Revenue                                          35,118,000           8,995,000          44,113,000
     Net income                                        5,963,000             706,000           6,669,000

There were no significant intercompany transactions between Rainbow and Mykotronx during any period presented.

     In January 1994, the Company purchased the assets of the AND Group Inc., a Canadian corporation, in exchange for the sum of $1.5 million. As a result, the Company acquired all of the intellectual property rights to a software product, and extinguished all previously existing obligations to pay royalties to the AND Group, Inc.

     In exchange for a minority interest, the Company contributed the assets acquired from the AND Group, Inc. and certain other assets to Vendor Systems International, Inc. (VSI). VSI is a company located in Minneapolis, Minnesota.

                           RAINBOW TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995

3.  GOVERNMENT CONTRACTS

     The Company is both a prime contractor and subcontractor under fixed-price and cost reimbursement contracts with the U.S. Government (Government). At the commencement of each contract or contract modification, the Company submits pricing proposals to the Government to establish indirect cost rates applicable to such contracts. These rates, after audit and approval by the Government, are used to settle costs on contracts completed during the previous fiscal year.

     To facilitate interim billings during the performance of its contracts, the Company establishes provisional billing rates, which are used in recognizing contract revenue and contract accounts receivable. These provisional billing rates are adjusted to actual at year-end and are subject to adjustment after Government audit.

     The Company has unbilled costs and fees of $3,962,000 and $2,895,000 at December 31, 1995 and 1994, respectively . Based on the Company's experience with similar contracts in recent years, the unbilled costs and fees are expected to be collected within one year.

4.  INVENTORIES

     Inventories consist of the following at December 31:

                                                                 1995                    1994
                                                                 ----                    ----
         Raw materials   ...................................  $1,083,000             $   657,000
         Work in process   .................................     434,000                 318,000
         Finished goods   ..................................   1,313,000               1,389,000
         Inventoried costs relating to long-term contracts,
              net of amounts attributed to revenue
              recognized to date............................      97,000                 498,000
                                                             -----------              ----------
                                                              $2,927,000              $2,862,000
                                                              ==========               =========


     The amount of general and administrative expenses remaining in inventoried costs relating to long-term contracts at December 31, 1995 and 1994 were $11,000 and $51,000, respectively.

                           RAINBOW TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995

5.  LONG-TERM DEBT

Long-term debt consists of a note payable to a bank with principal and interest at 11.98% payable quarterly, in French Francs. The note matures in January 2005 and is secured by a building with a net book value of $7,451,000 at December 31, 1995.

     Annual principal payments are as follows:

              1996         .............................       $  316,000
              1997         .............................          317,000
              1998         .............................          317,000
              1999         .............................          317,000
              2000         .............................          317,000
              Thereafter   .............................        1,348,000
                                                               ----------
                                                               $2,932,000
                                                               ==========


6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values presented are estimates of the fair values of the financial instruments at a specific point in time using available market information and appropriate valuation methodologies. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the fair values presented are not necessarily indicative of amounts the Company could realize or settle currently. The Company does not intend to dispose of or liquidate such instruments prior to maturity.

     The carrying values and estimated fair values of the Company's financial instruments are as follows for the years ended December 31:

                                               1995                               1994
                                   -------------------------------    -------------------------------
                                                         Estimated                          Estimated
                                   Carrying Value       Fair Value    Carrying Value       Fair Value
                                   --------------      -----------    --------------       ----------
     Marketable securities           $11,799,000       $11,799,000      $3,592,000         $3,592,000
                                     ===========       ===========      ==========         ==========

     Long-term debt                  $ 2,932,000       $ 3,363,000      $3,059,000         $3,472,000
                                    ============       ===========      ==========         ==========


7.  COMMITMENTS

     The Company has purchase commitments with various vendors for approximately $2,540,000 as of December 31, 1995. These purchase commitments are payable during 1996.

                           RAINBOW TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995

     Annual obligations under non-cancelable operating leases are as follows:

              1996  ...........................     $ 1,055,000
              1997  ...........................       1,061,000
              1998  ...........................       1,022,000
              1999  ...........................       1,007,000
              2000  ...........................         678,000
              Thereafter.......................          71,000
                                                    -----------
                                                    $ 4,894,000
                                                    ===========


     Rent expense charged to operations for the years ended December 31, 1995, 1994 and 1993 was $1,076,000, $677,000 and $549,000, respectively.


8.  COMMON STOCK

     In August 1987, the Board of Directors adopted an incentive stock option plan and a non-qualified stock option plan under which options could be granted to purchase up to an aggregate of 700,000 shares of the Company's common stock. The exercise price for options granted under these plans could not be less than 100% of the fair market value of the common stock on the date of grant. Options become exercisable and expire at the discretion of the Board of Directors, although the plans specify that no options shall be exercisable prior to 12 months from the date of grant and all options expire five years from the date of grant.

     On April 12, 1990, the Board of Directors of the Company terminated certain existing stock option plans and approved the Company's 1990 Stock Option Plan under which non-statutory or incentive stock options may be granted to key employees and individuals who provide services to the Company. Up to an aggregate of 450,000 shares of the Company's common stock were originally authorized for issuance. On June 29, 1993, the Board of Directors of the Company amended the Company's Restated 1990 Stock Option Plan to authorize the issuance of an additional 450,000 shares of common stock. At the May 31, 1995 shareholder meeting, an increase of 750,000 shares was approved. As of December 31, 1995 the total number of shares reserved for issuance under the existing stock option plan and agreements total 435,623.

                           RAINBOW TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995

     The following is a summary of changes in options outstanding pursuant to the plans for the years ended December 31:


                                                                    1995                 1994
                                                                    ----                 ----
     Outstanding options at beginning
         of year....................................              1,040,596             819,769
     Granted .......................................                351,300             530,996
     Canceled.......................................                (14,590)          (172,052)
     Exercised .....................................               (146,162)           (138,117)
                                                                  ---------           ---------
     Outstanding options at end of year ............              1,231,144           1,040,596
                                                                  =========           =========
     Options exercisable at end of year ............                430,306             325,684
                                                                  =========           =========
     Prices of options exercised during the year....        $3.125 - $17.25     $1.075 - $17.00
     Prices of outstanding options at end of year...        $2.038 - $18.75     $2.038 - $17.25


9.  INCOME TAXES

     The provision (benefit) for income taxes consists of the following for the years ended December 31:

                                                           1995               1994            1993
                                                           ----               ----            ----
Current:
     Federal  .......................................   $3,558,000         $3,511,000      $1,949,000
     State    .......................................    1,193,000            855,000         447,000
     Foreign  .......................................    1,728,000            812,000       1,691,000
                                                        ----------         ----------       ---------
                                                         6,479,000          5,178,000       4,087,000
Deferred:
     Federal  .......................................      329,000           (308,000)       (151,000)
     State    .......................................       34,000             99,000         264,000
     Foreign  .......................................      130,000            198,000        (200,000)
                                                        ----------         ----------     ------------
                                                           493,000            (11,000)        (87,000)
                                                        ----------         ----------   -------------
                                                        $6,972,000         $5,167,000      $4,000,000
                                                        ==========         ==========      ==========

                           RAINBOW TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995

     The proforma unaudited income tax adjustment represents taxes which would have been reported had Mykotronx been subject to federal and state income taxes as a C Corporation. Prior to January 1, 1994, Mykotronx was an S Corporation and, therefore, its income was generally not taxable to the corporation as it passed through to its shareholders. The S Corporation election was terminated on January 1, 1994, and Mykotronx became a reporting tax paying (C Corporation) entity. The proforma unaudited provision for income taxes for the year ended December 31, 1993 consisted of the following:

     Current:
              Federal                                                              $264,000
              State                                                                  77,000
                                                                                   --------
                                                                                    341,000

     Deferred:
              Federal                                                               (39,000)
              State                                                                  (9,000)
                                                                                   --------
                                                                                    (48,000)
                                                                                   --------
                                                                                   $293,000
                                                                                   ========


     As a result of the termination of the S Corporation status of Mykotronx, Inc., on January 1, 1994, Rainbow assumed the tax basis of the assets and liabilities of the former Mykotronx, Inc., which differed from the financial statement basis of those items. A deferred tax asset of $44,000 was recorded as a result of this S Corporation termination. Additionally, upon termination of the S Corporation status, undistributed retained earnings totaling $1,480,000 were transferred to additional paid-in capital.

     A reconciliation of the statutory federal income tax provision to the actual provision follows for the years ended December 31:

                                                            1995                1994            1993
                                                            ----                ----            ----
Statutory federal income tax expense...............     $5,714,000         $4,244,000         $3,380,000
Non-deductible amortization of goodwill............        610,000            587,000            546,000
State taxes, net of federal benefit................        797,000            623,000            477,000
Non-deductible merger related costs................        185,000            123,000                  -
Effect of foreign operations, net .................        (50,000)           103,000            (26,000)
Research and experimentation credit ...............        (30,000)          (185,000)          (250,000)
Municipal interest.................................       (156,000)          (166,000)           (52,000)
Other..............................................        (98,000)          (162,000)           (75,000)
                                                        -----------          ---------        -----------
                                                        $6,972,000         $5,167,000         $4,000,000
                                                        ==========         ==========         ==========

                           RAINBOW TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company's deferred tax assets and liabilities are as follows for the years ended December 31:


                                                                   1995             1994
                                                                   ----             ----
Deferred tax assets:
     Foreign tax loss carryforwards .......................    $   423,000     $   531,000
     Contract revenue recognized for tax reporting purposes        184,000         184,000
     State taxes not currently deductible .................        380,000         290,000
     Accruals and reserves not currently tax deductible ...        271,000         334,000
     Cumulative translation adjustment ....................            -           328,000
                                                               -----------     -----------
         Total deferred tax assets ........................      1,258,000       1,667,000
     Valuation allowance for deferred tax assets ..........       (423,000)       (531,000)
                                                               -----------     -----------
                                                                   835,000       1,136,000

Deferred tax liabilities:
     Cumulative translation adjustment ....................       (298,000)            -
     Accruals without tax effect ..........................        (37,000)       (315,000)
     Tax depreciation .....................................     (1,433,000)     (1,349,000)
                                                               -----------     -----------
         Total deferred tax liabilities ...................     (1,768,000)     (1,664,000)
                                                               -----------     -----------
Net deferred tax liabilities ..............................    $  (933,000)    $  (528,000)
                                                               ===========     ===========

     United States and foreign earnings before income taxes are as follows for the years ended December 31:

                                                      1995               1994               1993
                                                      ----               ----               ----
     United States......................           $13,000,000        $10,000,000       $7,352,000
     Foreign............................             3,610,000          2,163,000        3,317,000
                                                  ------------        -----------        ---------
                                                   $16,610,000        $12,163,000      $10,669,000
                                                   ===========        ===========      ===========


     The Company realized tax benefits of $409,000, $173,000 and $1,460,000 in 1995, 1994 and 1993, respectively, from the exercise of non-qualified stock options and disqualifying disposition of incentive stock options.

10.  BENEFIT PLANS

     At December 31, 1995, the Company sponsored two tax deferred defined contribution plans (the Plans) for all eligible US employees, each of which was sponsored by the predecessor companies prior to the merger between Rainbow and Mykotronx. The Plans were merged effective January 1, 1996. Under both Plans, the employer matches certain employee contributions. Under the Mykotronx plan, the employer may also make discretionary contributions. During the years ended December 31, 1995, 1994 and 1993, Company contributions under both Plans totaled approximately $166,000, $147,000 and $103,000, respectively.

                           RAINBOW TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995

11.  RELATED PARTY TRANSACTIONS

     During the year ended December 31, 1995, 1994 and 1993 the Company made purchases of services on competitive terms from a company controlled by a director of the Company totaling $112,000, $168,000 and $123,000, respectively.

12.  INDUSTRY SEGMENTS

     The Company operates in two industry segments. The first segment is the development and sale of devices which protect data and software from unauthorized use (Software Protection Products segment). The second segment is the development and sale of information security products to provide privacy and security for voice communication and data transmission (Information Security Products segment).

     A summary of the Company's operations by industry segment follows:

                                                    For the year ended December 31, 1995
                                 -----------------------------------------------------------------
                                   Software       Information
                                  Protection        Security        Elimination       Consolidated
                                 -----------------------------------------------------------------
Net sales                        $44,346,000      $21,962,000       $     -            $66,308,000
Operating income                  10,613,000        4,946,000             -             15,559,000
Identifiable assets               70,962,000        8,863,000             -             79,825,000
Depreciation and amortization      3,386,000          152,000             -              3,538,000
Capital expenditures               1,308,000          362,000             -              1,670,000

                                                     For the year ended December 31, 1994
                                 -----------------------------------------------------------------
                                   Software       Information
                                  Protection       Security         Elimination       Consolidated
                                 -----------------------------------------------------------------
Net sales                        $38,512,000      $16,571,000       $     -            $55,083,000
Operating income                   9,978,000        2,666,000             -             12,644,000
Identifiable assets               58,527,000        6,340,000             -             64,867,000
Depreciation and amortization      3,043,000           71,000             -              3,114,000
Capital expenditures                 418,000          141,000             -                559,000

                                                     For the year ended December 31, 1993
                                 -----------------------------------------------------------------
                                   Software        Information
                                  Protection        Security        Elimination       Consolidated
                                 -----------------------------------------------------------------
Net sales                        $35,118,000       $8,995,000       $     -            $44,113,000
Operating income                   9,361,000          716,000             -             10,077,000
Identifiable assets               50,884,000        4,017,000             -             54,901,000
Depreciation and amortization      2,602,000           76,000             -              2,678,000
Capital expenditures                 537,000          102,000             -                639,000

                           RAINBOW TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995

     A summary of the Company's operations by geographic area follows:

                                                      For the year ended December 31, 1995
                                 -----------------------------------------------------------------
                                    United
                                    States          Europe            Elimination     Consolidated
                                 -----------------------------------------------------------------
Sales to unaffiliated
    customers                    $50,154,000      $16,154,000        $        -        $66,308,000
Transfers between
    geographic areas                 892,000        3,249,000         (4,141,000)                -
                                 -----------      -----------        ------------      -----------

Net sales                        $51,046,000      $19,403,000        $(4,141,000)      $66,308,000
                                 ===========      ===========        ============      ===========

Operating income                 $12,201,000      $ 5,007,000        $(1,649,000)      $15,559,000

Identifiable assets               43,782,000       36,163,000           (120,000)       79,825,000


                                                      For the year ended December 31, 1994
                                 -----------------------------------------------------------------
                                    United
                                    States           Europe          Elimination      Consolidated
                                 -----------------------------------------------------------------
Sales to unaffiliated
    customers                    $43,423,000      $11,660,000        $         -       $55,083,000
Transfers between
    geographic areas                 532,000        2,531,000         (3,063,000)               -
                                  ----------      -----------        -----------       -----------

Net sales                        $43,955,000      $14,191,000        $(3,063,000)      $55,083,000
                                 ===========      ===========        ===========       ===========

Operating income                 $11,811,000      $ 2,793,000        $(1,960,000)      $12,644,000

Identifiable assets               36,248,000       28,779,000           (160,000)       64,867,000

                           RAINBOW TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995


                                                      For the year ended December 31, 1993
                                 -----------------------------------------------------------------
                                    United
                                    States           Europe         Elimination      Consolidated
                                 -----------------------------------------------------------------
Sales to unaffiliated
    customers                    $32,956,000      $11,157,000       $         -       $44,113,000
Transfers between
    geographic areas               1,393,000        2,918,000        (4,311,000)                -
                                 -----------      -----------       ------------      -----------

Net sales                        $34,349,000      $14,075,000       $(4,311,000)      $44,113,000
                                 ===========      ===========       ============      ===========

Operating income                 $ 7,287,000      $ 3,030,000       $  (240,000)      $10,077,000

Identifiable assets               28,357,000       26,784,000          (240,000)       54,901,000

     Geographic information for Europe encompasses the Company's operations in France, the United Kingdom and Germany. In determining operating income for each geographic area, sales and purchases between geographic areas have been accounted for on the basis of internal transfer prices set by the Company. Identifiable assets are those tangible and intangible assets used in operations in each geographic area.

13.  SUBSEQUENT EVENT

         On March 6, 1996, the Company entered into an agreement to acquire up to 58% of Quantum Manufacturing Technologies, Inc. ("QMT") of Albuquerque, New Mexico, in exchange for $4.2 million, subject to certain technological and business milestones. The Company made an initial investment of $1.2 million for 35% of the common stock of QMT. QMT, a developmental stage company formed in 1995, has recently obtained the exclusive worldwide license from Sandia National Laboratories for the commercial use and exploitation of patented pulsed power ion beam surface treatment technology known as "IBEST".

                           RAINBOW TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995



14.  SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

                                March 31, 1995      June 30, 1995    September 30, 1995     December 31, 1995
                                --------------      -------------    ------------------     -----------------
Revenues:
     Software Protection         $10,662,000         $10,570,000        $10,720,000            $12,394,000
     Information Security          5,091,000           6,091,000          5,090,000              5,690,000
                                 -----------         -----------        -----------            -----------
Total revenues                    15,753,000          16,661,000         15,810,000             18,084,000
                                 ===========         ===========        ===========            ===========
Cost of revenues:
     Software Protection           2,947,000           3,095,000          2,910,000              3,749,000
     Information Security          3,870,000           4,650,000          4,007,000              4,338,000
                                 -----------         -----------        -----------            -----------
Total cost of revenues             6,817,000           7,745,000          6,917,000              8,087,000
                                 ===========         ===========        ===========            ===========

Operating income                   3,616,000           3,594,000          3,685,000              4,664,000

Net income                         2,154,000           2,257,000          2,480,000              2,747,000

Net income per share                   $0.28               $0.30              $0.32                  $0.35


                               March 31, 1994      June 30, 1994     September 30, 1994     December 31, 1994
                               --------------      -------------     ------------------     -----------------
Revenues:
     Software Protection         $ 9,023,000         $ 9,279,000        $ 9,011,000            $11,199,000
     Information Security          3,733,000           5,181,000          3,721,000              3,936,000
                                 -----------         -----------        -----------            -----------
Total revenues                    12,756,000          14,460,000         12,732,000             15,135,000
                                 ===========         ===========        ===========            ===========

Cost of revenues:
     Software Protection           2,403,000           2,744,000          2,856,000              3,586,000
     Information Security          3,382,000           4,075,000          3,119,000              2,945,000
                                 -----------         -----------        -----------            -----------
Total cost of revenues             5,785,000           6,819,000          5,975,000              6,531,000
                                 ===========         ===========        ===========            ===========

Operating income                   2,774,000           3,001,000          2,901,000              3,968,000

Net income                         1,663,000           1,592,000          1,661,000              2,080,000

Earnings per share                     $0.22               $0.22              $0.22                  $0.28


Net income per share is computed independently for each of the quarters presented and the summation of quarterly amounts may not equal the total net income per share reported for the year.

                           RAINBOW TECHNOLOGIES, INC.

          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1995, 1994 and 1993

                                               BALANCE AT                   DEDUCTIONS/
                                               BEGINNING                     RECOVERIES    BALANCE AT
DESCRIPTION                                     OF YEAR        ADDITIONS   AND WRITE-OFFS  END OF YEAR
- ------------------------------------------------------------------------------------------------------
For the year ended December 31:

1995

Allowance for doubtful accounts receivable      $368,000        $ 73,000     $   9,000       $450,000


1994

Allowance for doubtful accounts receivable      $486,000        $ 16,000     $(134,000)      $368,000


1993

Allowance for doubtful accounts receivable      $390,000        $163,000     $ (67,000)      $486,000