Form 10-Q
period 1996-03-31
RAINBOW TECHNOLOGIES INC
filed 1996-05-15
CIK 819706

                                   FORM 10-Q



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended March 31, 1996           Commission file number: 0-16641



                           RAINBOW TECHNOLOGIES, INC.
- -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



                Delaware                                    95-3745398
- ----------------------------------------               --------------------
       (State of incorporation)                          (I.R.S. Employer
                                                        Identification No.)

 50 Technology Drive, Irvine, California                      92718
- ----------------------------------------               --------------------
(Address of principal executive offices)                   (Zip Code)



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

The number of shares of common stock, $.001 par value, outstanding as of March 31, 1996 was 7,422,513.

                           RAINBOW TECHNOLOGIES, INC.


                               TABLE OF CONTENTS


                                                                                   Page
                                                                                   ----
PART I - FINANCIAL INFORMATION

         Item 1.   Condensed Consolidated Balance Sheets at
                   March 31, 1996 and December 31, 1995                              3

                   Condensed Consolidated Statements of Income for
                   the three months ended March 31, 1996 and 1995                    4

                   Condensed Consolidated Statements of Cash Flows
                   for the three months ended March 31, 1996 and 1995                5

                   Notes to Condensed Consolidated Financial Statements              6

         Item 2.   Management's Discussion and Analysis of
                   Results of Operations and Financial Condition                     8

PART II - OTHER INFORMATION

         Item 1 to 6 -  Not applicable

SIGNATURES                                                                          10

                           RAINBOW TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  A S S E T S

                                                       March 31,    December 31,
                                                         1996           1995
                                                     -----------    ------------
                                                      (unaudited)
Current assets:
     Cash and cash equivalents..................     $27,676,000     $25,058,000
     Marketable securities available for sale...      11,651,000      11,799,000
     Accounts receivable, net of allowance for
       doubtful accounts of $463,000 and
       $450,000 in 1996 and 1995, respectively..      13,833,000      12,725,000
     Inventories ...............................       5,331,000       2,927,000
     Unbilled costs and fees....................       3,022,000       3,962,000
     Prepaid expenses and other current assets..       1,691,000       1,716,000
                                                     -----------     -----------
          Total current assets..................      63,204,000      58,187,000

Property, plant and equipment, at cost:

     Buildings..................................       9,337,000       9,572,000
     Furniture..................................       1,021,000         797,000
     Equipment..................................       4,368,000       4,075,000
     Leasehold improvements.....................         231,000         221,000
                                                     -----------     -----------
                                                      14,957,000      14,665,000
     Less accumulated depreciation and
       amortization.............................       3,953,000       3,708,000
                                                     -----------     -----------
          Net property, plant and equipment.....      11,004,000      10,957,000
Goodwill, net of accumulated amortization
     of $6,894,000 and $6,602,000 in 1996
     and 1995, respectively.....................       5,584,000       6,186,000
Other assets, net of accumulated amortization
     of $1,438,000 and and $1,400,000 in 1996
     and 1995, respectively.....................       5,180,000       4,495,000
                                                     -----------     -----------
                                                     $84,972,000     $79,825,000
                                                     ===========     ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable...........................     $ 5,162,000     $ 3,478,000
     Accrued payroll and related expenses.......       1,617,000       2,077,000
     Other accrued liabilities..................         903,000       1,151,000
     Income taxes payable.......................       3,736,000       1,916,000
     Long-term debt, due within one year........         308,000         316,000
                                                     -----------     -----------
          Total current liabilities.............      11,726,000       8,938,000
Long-term debt, net of current portion..........       2,472,000       2,616,000
Deferred income taxes ..........................       1,392,000       1,768,000
Shareholders' equity:
     Common stock, $.001 par value, 20,000,000
       shares, authorized, 7,422,513 and
       7,311,267 shares issued and outstanding
       in 1996 and 1995, respectively...........           7,000           7,000
     Additional paid-in capital.................      30,349,000      29,823,000
     Cumulative translation adjustment..........          39,000         424,000
     Cumulative difference between cost and
       market value of marketable securities....          96,000          52,000
     Retained earnings..........................      38,891,000      36,197,000
                                                     -----------     -----------
          Total shareholders' equity............      69,382,000      66,503,000
                                                     -----------     -----------
                                                     $84,972,000     $79,825,000
                                                     ===========     ===========

                            See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (unaudited)

                                             Three months        Three months
                                                ended               ended
                                            March 31, 1996      March 31, 1995
                                            --------------      --------------
Revenues:

     Software protection products.....       $12,563,000         $10,662,000
     Information security products....         6,127,000           5,091,000
                                             -----------         -----------
          Total revenues..............        18,690,000          15,753,000

Operating expenses:

     Cost of software protection
       products.......................         3,785,000           2,947,000
     Cost of information security
       products.......................         5,168,000           3,870,000
     Selling, general and
       administrative.................         3,875,000           3,518,000
     Research and development.........         1,224,000           1,362,000
     Goodwill amortization............           452,000             440,000
                                             -----------         -----------
          Total operating expenses....        14,504,000          12,137,000
                                             -----------         -----------
Operating income......................         4,186,000           3,616,000
Interest income.......................           433,000             301,000
Interest expense......................           (87,000)           (100,000)
Other income (expenses)...............            74,000            (246,000)
                                             -----------         -----------
Income before provision for
  income taxes........................         4,606,000           3,571,000
Provision for income taxes ...........         1,912,000           1,417,000
                                             -----------         -----------
Net income............................       $ 2,694,000         $ 2,154,000
                                             ===========         ===========

Net income per common and common
  equivalent share....................       $      0.35         $      0.28
                                             ===========         ===========

Weighted average common and common
  equivalent shares outstanding.......         7,722,000           7,562,000
                                             ===========         ===========


                            See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                                         Three months       Three months
                                                            ended              ended
                                                        March 31, 1996     March 31, 1995
                                                        --------------     --------------
Cash flows from operating activities:

     Net income.................................         $ 2,694,000       $  2,154,000

     Adjustments to reconcile net income to net cash provided by operating activities:

        Depreciation............................             299,000            293,000
        Amortization............................             735,000            590,000
        Change in deferred income taxes.........            (671,000)           892,000
        Allowance for doubtful accounts.........              15,000            (33,000)
        Write-down of investment................              50,000                  -

        Changes in operating assets and
          liabilities:

          Accounts receivable...................          (1,210,000)         1,087,000
          Inventories...........................          (2,420,000)           814,000
          Unbilled costs and fees...............             940,000           (993,000)
          Prepaid expenses and other current
            assets..............................              14,000             42,000
          Other assets..........................                   -             (9,000)
          Accounts payable......................           1,721,000            (55,000)
          Accrued liabilities...................            (697,000)          (329,000)
          Income taxes payable..................           1,845,000          1,047,000
                                                         -----------       ------------
               Net cash provided by operating
                 activities.....................           3,315,000          5,500,000

Cash flows from investing activities:

     Purchase of marketable securities..........            (338,000)        (3,979,000)
     Sale of marketable securities..............             500,000             60,000
     Purchases of property, plant, and
       equipment................................            (506,000)          (222,000)
     Other long-term assets.....................          (1,053,000)             2,000
                                                         -----------       ------------
               Net cash used in investing
                 activities.....................          (1,397,000)        (4,139,000)

Cash flows from financing activities:

     Exercise of common stock options...........             932,000            273,000
     Payment of long-term debt..................             (76,000)          (116,000)
                                                         -----------       ------------

               Net cash provided by financing
                 activities.....................             856,000            157,000
Effect of exchange rate changes on cash.........            (156,000)          (124,000)
                                                         -----------       ------------
Net increase in cash and cash equivalents.......           2,618,000          1,394,000
Cash and cash equivalents at beginning of
  period........................................          25,058,000         19,755,000
                                                         -----------       ------------
Cash and cash equivalents at end of period......         $27,676,000       $ 21,149,000
                                                         ===========       ============

Supplemental disclosure of cash flow information:

     Income taxes paid..........................         $    70,000       $    199,000
     Interest paid..............................              86,000             98,000

                             See accompanying notes

                           RAINBOW TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (Unaudited)

1.   Basis of presentation

The accompanying financial statements consolidate the accounts of Rainbow Technologies, Inc. (the Company) and its wholly-owned subsidiaries. Amounts for the three month period ended March 31, 1995 have been restated to reflect the acquisition of Mykotronx, Inc. (Mykotronx) which has been accounted for using the pooling of interests method (Note 5). All significant inter-company balances and transactions have been eliminated.

In the opinion of the Company's management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 1996 and results of operations for the three months ended March 31, 1996 and 1995. The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's December 31, 1995 Annual Report on Form 10-K. Results of operations for the three months ended March 31, 1996 are not necessarily indicative of results to be expected for the full year.

The Company has subsidiaries in the United Kingdom, Germany, and France. The Company utilizes the currencies of the countries where its foreign subsidiaries operate as the functional currency. In accordance with Statement of Financial Accounting Standards No, 52, the balance sheets of the Company's foreign subsidiaries are translated into U.S. dollars at the exchange rates at the respective dates. The income statements of those subsidiaries are translated into U.S. dollars at the weighted average exchange rates for the respective periods presented.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121) in March 1995. On January 1, 1996, the Company adopted SFAS No. 121 during 1996. The adoption had no material effect on the CompanyAEs consolidated results of operations or financial position.

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

The Company has unbilled costs and fees at March 31, 1996 of $3,022,000. Based on the Company's experience with similar contracts in recent years, the unbilled costs and fees are expected to be collected within one year.

4.   Inventories

Inventoried costs relating to long-term contracts are stated at the actual production costs, including pro rata allocations of overhead and general and administrative costs, incurred to date reduced by amounts identified with revenue recognized on units delivered. The costs attributed to units delivered under such long-term contracts are based on the estimated average cost of all units expected to be produced.

Inventories, other than inventoried costs relating to long term contracts, are stated at the lower of cost (principally determined on a first-in, first-out basis) or market. Inventories consist of the following:

                                     March 31, 1996   December 31, 1995
                                     --------------   -----------------
    Raw materials                      $  748,000         $1,083,000
    Work in process                       486,000            434,000
    Finished goods                      1,345,000          1,313,000
    Inventoried costs related
     to long-term contracts             2,752,000             97,000
                                       ----------         ----------
                                       $5,331,000         $2,927,000
                                       ==========         ==========

5.   Acquisitions

On March 6, 1996 the Company entered into an agreement to acquire up to 58% of Quantum Manufacturing Technologies, Inc. ("QMT") of Albuquerque, New Mexico, in exchange for $4.2 million, subject to certain technological and business milestones. QMT, a developmental stage company, has recently obtained the exclusive worldwide license from Sandia National Laboratories for the commercial use and exploitation of patented pulsed power ion beam surface treatment technology known as "IBEST". IBEST technology benefits and enhances the durability and utility of a large number of industrial and consumer products at relatively low cost and without creating any impact on the environment.

On June 1, 1995, the Company acquired Mykotronx in a merger transaction resulting in Mykotronx becoming a wholly owned subsidiary of Rainbow. Mykotronx, a California corporation with headquarters in Torrance, California, designs, develops and manufactures information security products to provide privacy and security for voice communication and data transmission. These products are sold to the U.S. Government and customers in the aerospace and telecommunications industries. Shareholders of Mykotronx received 2.64 shares of Company common stock for each share of issued and outstanding Mykotronx common stock. Accordingly, the Company issued 1,620,564 shares of its common stock to Mykotronx shareholders in exchange for all outstanding Mykotronx shares. In addition, 195,096 shares of Rainbow common stock were reserved for issuance upon the exercise of assumed Mykotronx options. The merger was accounted for as a pooling of interests.

6.   Other assets

Included in other assets are certain investments in early-stage companies including a minority interest investment in Vendor Systems International, Inc. ("VSI"). The Company closely monitors the operations and cash flows of these companies to evaluate their status and ensure that amounts reported for these investments do not exceed net realizable value. If the Company determines that impairment in the investment of any such company exists, an adjustment would be made to reduce the investment amount to net realizable value.

                           RAINBOW TECHNOLOGIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is management's discussion and analysis of certain significant factors which have affected the consolidated results of operations and financial position of the Company during the periods included in the accompanying condensed consolidated financial statements. This discussion should be read in conjunction with the related condensed consolidated financial statements and associated notes.

RESULTS OF OPERATIONS

                                  Software       Information
                                 Protection        Security
                                  Products         Products       Consolidated
                                 ----------      -----------      ------------
For the quarter ended
  March 31, 1996

  Revenues                       $12,563,000      $6,127,000      $18,690,000
  Operating Income                 3,264,000         922,000        4,186,000

For the quarter ended
  March 31, 1995

  Revenues                        10,662,000       5,091,000       15,753,000
  Operating Income                 2,581,000       1,035,000        3,616,000


SALES

Revenues from software protection products increased 18% to $12,563,000, when compared to the same period in 1995. The sales growth was primarily due to increased unit sales in North American and Asia Pacific markets. Net sales for the three months ended March 31, 1996 increased 18% in both the United States and internationally. The average selling price per product in the quarter ended March 31, 1996 decreased approximately 11% when compared to the same period in 1995. The decrease in the average selling price during the three month period is due to the price erosion in the European markets. Unit volume for the three months ended March 31, 1996 increased 32% when compared to the corresponding 1995 period. Management believes that the increase is due to the stronger awareness of the software piracy problem.

Revenues from information security products increased by 20% to $6,127,000, when compared to the same period in 1995. The revenue growth was primarily due to the business growth related to the classified portion of the Defense Messaging System and the development business created by the introduction of a new generation of microcircuits for satellite to ground communications.


GROSS PROFIT

Gross profit from software protection products for the quarter ended March 31, 1996 was 70% of revenues compared with 72% for the quarter ended March 31, 1995. The decrease in the gross margin was due to lower average selling prices in the European market.

Gross profit from information security products for the quarter ended March 31, 1996 was 16% of revenues compared with 24% for the quarter ended March 31, 1995. The decrease in the gross margin was due to the change of mix from predominately product contracts to mostly less profitable research and development contracts.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the three months ended March 31, 1996 increased by 10% when compared to the corresponding 1995 period. The increase was primarily due to increased staffing and higher sales compensation due to increased revenues.

RESEARCH AND DEVELOPMENT

Total research and development expenses for the three months ended March 31, 1996 decreased by 10% when compared to the corresponding 1995 period. The decrease was due to decreased staffing related to the spin-off of Vendor System, a product line that the Company discontinued. In addition, the Company incurred lower outside research and development charges.

OTHER INCOME (EXPENSE)

Interest income for the quarter ended March 31, 1996 increased by 44% to $433,000 because of higher investment balances.

During the quarter ended March 31, 1996, the Company incurred foreign currency gains of $174,000, primarily due to dollar denominated deposit accounts maintained in Europe. During the quarter ended March 31, 1995, the Company recognized foreign currency losses of $246,000, also primarily due to dollar denominated deposit accounts maintained in Europe. Such foreign currency gains and losses result from the movement of the value of the U.S. dollar against the functional currencies used by the Company's foreign subsidiaries.

PROVISION FOR INCOME TAXES

The provision for income taxes as a percentage of income before the provision for income taxes for the three months ended March 31, 1996 and 1995 were 42% and 40%, respectively. The increase in the effective tax rate is due to a higher federal statutory tax rate and an increased state tax rate resulting from the acquisition of Mykotronx.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of operating funds have been from operations and proceeds from sales of the Company's equity securities. The Company's cash flow from operations for the three months ended March 31, 1996 and 1995 were $3,312,000 and $5,500,000, respectively.

The Company intends to use its capital resources to expand its product line and for the acquisition of additional products and technologies.

The Company's use of cash include purchases of property, plant and equipment, repayment of long-term debt and investment in long- term assets.

The Company's subsidiaries in France carry $5.5 million in interest earning deposits which may result in foreign exchange gains or losses due to the fact that the functional currency in those subsidiaries is not the U.S. dollar.

Management believes the Company's current working capital of $51,478,000 and anticipated working capital to be generated by future operations will be sufficient to support the Company's requirement for at least the next twelve months.

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



Dated: May 13, 1996

                                            RAINBOW TECHNOLOGIES, INC.



                                            By:   /s/ PATRICK FEVERY
                                                  ----------------------------
                                                      Patrick Fevery
                                                      Chief Financial Officer