Form 10-Q
period 1996-06-30
RAINBOW TECHNOLOGIES INC
filed 1996-08-13
CIK 819706

                                    FORM 10-Q



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended JUNE 30, 1996               Commission file number:0-16641

                           RAINBOW TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

       DELAWARE                                           95-3745398
(State of incorporation)                    (I.R.S. Employer Identification No.)

                  50 TECHNOLOGY DRIVE, IRVINE, CALIFORNIA 92618
               (Address of principal executive offices) (Zip Code)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

                                                  Yes  X   No    .
                                                      ---     ---

The number of shares of common stock, $.001 par value, outstanding as of June 30, 1996 was 7,443,797.

                           RAINBOW TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

PART I  -  FINANCIAL INFORMATION

   Item 1.  Condensed Consolidated Balance Sheets at
            June 30, 1996 and December 31, 1995                              3

            Condensed Consolidated Statements of Income
            for the three and six months ended June 30, 1996 and 1995        4

            Condensed Consolidated Statements of Cash Flows
            for the six months ended June 30, 1996 and 1995                  5

   Item 2.  Management's Discussion and Analysis of
            Results of Operations and Financial Condition                    8

PART II  -  OTHER INFORMATION

   Item 1 to 6 - Not applicable

SIGNATURES                                                                   11

                           RAINBOW TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   A S S E T S

                                                                                      June 30,          December 31,
                                                                                        1996               1995
                                                                                     (unaudited)
                                                                                     -----------        -----------
Current assets
    Cash and cash equivalents ................................................       $30,119,000         $25,058,000
    Marketable securities available-for-sale .................................        10,800,000          11,799,000
    Accounts receivable, net of allowance for doubtful accounts of
      $395,000 and $450,000 in  1996 and 1995, respectively ..................        12,647,000          12,725,000
    Inventories ..............................................................         5,128,000           2,927,000
    Unbilled costs and fees ..................................................         3,777,000           3,962,000
    Prepaid expenses and other current assets ................................         1,651,000           1,716,000
                                                                                     -----------         -----------
         Total current assets ................................................        64,122,000          58,187,000
                                                                                     -----------         -----------
Property, plant and equipment, at cost:
    Buildings ................................................................         9,161,000           9,572,000
    Furniture ................................................................         1,076,000             797,000
    Equipment ................................................................         4,894,000           4,075,000
    Leasehold improvements ...................................................           252,000             221,000
                                                                                     -----------         -----------
                                                                                      15,383,000          14,665,000
    Less accumulated depreciation and amortization ...........................         4,250,000           3,708,000
                                                                                     -----------         -----------
         Net property, plant and equipment ...................................        11,133,000          10,957,000
Goodwill, net of accumulated amortization of $7,185,000
     and $6,602,000 in 1996 and 1995, respectively ...........................         5,018,000           6,186,000
Other assets, net of accumulated amortization of $1,858,000
     and $1,193,000 in 1996 and 1995, respectively ...........................         5,039,000           4,495,000
                                                                                     -----------         -----------
                                                                                     $85,312,000         $79,825,000
                                                                                     ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable .........................................................       $ 3,974,000         $ 3,476,000
    Accrued payroll and related expenses .....................................         2,393,000           2,077,000
    Other accrued liabilities ................................................           793,000           1,151,000
    Income taxes payable .....................................................         1,417,000           1,916,000
    Billings in excess of costs and fees .....................................         1,513,000               2,000
    Long-term debt, due within one year ......................................           302,000             316,000
                                                                                     -----------         -----------
         Total current liabilities ...........................................        10,392,000           8,938,000
Long-term debt, net of current portion .......................................         2,338,000           2,616,000
Deferred income taxes ........................................................         1,062,000           1,768,000
Shareholders' equity:
    Common stock, $.001 par value, 20,000,000 shares authorized, 7,443,797 and
      7,311,267 shares issued and outstanding in
      1996 and 1995, respectively ..............................................           8,000               7,000
    Additional paid-in capital ...............................................        30,722,000          29,823,000
    Cumulative translation adjustment ........................................          (211,000)            424,000
    Cumulative difference between cost and market value
       of marketable securities ..............................................            79,000              52,000
    Retained earnings ........................................................        41,628,000          36,197,000
                                                                                     -----------         -----------
                                                                                      72,226,000          66,503,000
    Less cost of treasury stock (35,000 shares) ..............................           706,000                  --
                                                                                     -----------         -----------
         Total shareholders' equity ..........................................        71,520,000          66,503,000
                                                                                     -----------         -----------
                                                                                     $85,312,000         $79,825,000
                                                                                     ===========         ===========

                             See accompanying notes

                           RAINBOW TECHNOLOGIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                       Three months ended                     Six months ended
                                                June 30, 1996      June 30, 1995      June 30, 1996      June 30, 1995
                                                -------------      -------------      -------------      -------------
Revenues:
    Software protection products .........       $13,462,000         $10,570,000         $26,025,000         $21,232,000
    Information security products ........         5,997,000           6,091,000          12,124,000          11,182,000
                                                 -----------         -----------         -----------         -----------
         Total revenues ..................        19,459,000          16,661,000          38,149,000          32,414,000
Operating expenses:
    Cost of software protection products .         4,056,000           3,095,000           7,841,000           6,042,000
    Cost of information security products          5,097,000           4,650,000          10,265,000           8,520,000
    Selling, general and administrative ..         3,972,000           3,569,000           7,847,000           7,087,000
    Research and development .............         1,518,000           1,289,000           2,742,000           2,651,000
    Goodwill amortization ................           443,000             464,000             895,000             904,000
                                                 -----------         -----------         -----------         -----------
         Total operating expenses ........        15,086,000          13,067,000          29,590,000          25,204,000
                                                 -----------         -----------         -----------         -----------
Operating income .........................         4,373,000           3,594,000           8,559,000           7,210,000
Interest income ..........................           443,000             416,000             876,000             717,000
Interest expense .........................           (81,000)           (104,000)           (168,000)           (204,000)
Other income (expense) ...................           (96,000)              7,000             (22,000)           (239,000)
                                                 -----------         -----------         -----------         -----------
Income before provision
     for income taxes ....................         4,639,000           3,913,000           9,245,000           7,484,000
Provision for income taxes ...............         1,902,000           1,656,000           3,814,000           3,073,000
                                                 -----------         -----------         -----------         -----------
Net income ...............................       $ 2,737,000         $ 2,257,000         $ 5,431,000         $ 4,411,000
                                                 ===========         ===========         ===========         ===========
Net income per common and common
    equivalent share .....................       $      0.35         $      0.30         $      0.70         $      0.58

Weighted average common and common
    equivalent shares outstanding ........         7,773,000           7,639,000           7,748,000           7,586,000

                             See accompanying notes

                           RAINBOW TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        Six months ended     Six months ended
                                                          June 30, 1996        June 30, 1995
                                                        ----------------     ----------------
Cash flows from operating activities:
    Net income ....................................       $ 5,431,000         $ 4,411,000
    Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation ..................................           631,000             630,000
    Amortization ..................................         1,450,000           1,170,000
    Change in deferred income taxes ...............          (365,000)            764,000
    Allowance for doubtful accounts ...............           (51,000)            (36,000)
    Loss from retirement of property, plant,
     and equipment ................................             1,000                  --
    Write-down of long-term investment ............           203,000                  --
    Share in investee's loss ......................           120,000                  --
    Write-off of capitalized software .............           273,000                  --
    Changes in operating assets and liabilities:
       Accounts receivable ........................            28,000             481,000
       Inventories ................................        (2,211,000)            945,000
       Unbilled costs and fees ....................           185,000            (405,000)
       Prepaid expenses and other current assets ..            49,000             174,000
       Accounts payable ...........................           541,000            (212,000)
       Accrued liabilities ........................           (21,000)           (103,000)
       Billings in excess of costs and fees .......         1,511,000             (11,000)
       Income taxes payable .......................          (488,000)            422,000
                                                          -----------         -----------
    Net cash provided by operating activities .....         7,287,000           8,230,000
Cash flows from investing activities:
       Purchase of marketable securities ..........        (7,099,000)         (4,373,000)
       Sale of marketable securities ..............         8,124,000              85,000
       Purchases of property, plant, and equipment         (1,158,000)           (949,000)
       Other long-term assets .....................        (1,762,000)           (203,000)
                                                          -----------         -----------
    Net cash used in investing activities .........        (1,895,000)         (5,440,000)
Cash flows from financing activities:
    Exercise of common stock options ..............           702,000             559,000
    Payment of long-term debt .....................          (152,000)           (201,000)
    Purchase of treasury stock ....................          (706,000)                 --
    Repayment of capital lease ....................                --             (19,000)
                                                          -----------         -----------
    Net cash provided by financing activities .....          (156,000)            339,000
Effect of exchange rate changes on cash ...........          (175,000)           (174,000)
                                                          -----------         -----------
Net increase in cash and cash equivalents .........         5,061,000           2,955,000
Cash and cash equivalents at beginning of period ..        25,058,000          19,755,000
                                                          -----------         -----------
Cash and cash equivalents at end of period ........       $30,119,000         $22,710,000
                                                          ===========         ===========
Supplemental disclosure of cash flow information:
    Income taxes paid .............................       $ 3,881,000         $ 2,418,000
    Interest paid .................................           168,000             191,000

                             See accompanying notes

                           RAINBOW TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)

1.   Basis of presentation

The accompanying financial statements consolidate the accounts of Rainbow Technologies, Inc. (the Company) and its wholly-owned subsidiaries. Amounts for the three and six month periods ended June 30, 1995 have been restated to reflect the acquisition of Mykotronx, Inc. (Mykotronx) which has been accounted for using the pooling of interests method (Note 5). All significant inter-company accounts and transactions have been eliminated.

In the opinion of the Company's management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 1996 and results of operations for the three and six months ended June 30, 1996 and 1995, and cash flows for the six months ended June 30, 1996. The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's December 31, 1995 Annual Report on Form 10-K. Results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of results to be expected for the full year.

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

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121) in March 1995. On January 1, 1996, the Company adopted SFAS No. 121. The adoption had no material effect on the Company's consolidated results of operations or financial position.

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

The Company has unbilled costs and fees at June 30, 1996 of $3,777,000. Based on the Company's experience with similar contracts in recent years, the unbilled costs and fees are expected to be collected within one year.

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

Inventories, other than inventoried costs relating to long-term contracts, are stated at the lower of cost (principally determined on a first-in, first-out basis) or market. Inventories consist of the following:

                                            June 30, 1996      December 31, 1995
                                            -------------      -----------------
             Raw materials                    $  688,000           $1,083,000
             Work in process                     312,000              434,000
             Finished goods                    1,605,000            1,313,000
             Inventoried costs relating
               to long-term contracts          2,523,000               97,000
                                              ----------           ----------
                                              $5,128,000           $2,927,000
                                              ==========           ==========

5.   Acquisitions

On March 6, 1996 the Company entered into an agreement to acquire up to 58% of Quantum Manufacturing Technologies, Inc. ("QMT") of Albuquerque, New Mexico, in exchange for $4.2 million, subject to certain technological and business milestones. QMT, a development stage company, has recently obtained the exclusive worldwide license from Sandia National Laboratories for the commercial use and exploitation of patented pulsed power ion beam surface treatment technology known as "IBEST". IBEST technology benefits and enhances the durability and utility of a large number of industrial and consumer products at relatively low cost and without creating any impact on the environment.

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

6.   Other assets

Included in other assets are certain investments in early-stage companies including a minority interest investment in Vendor Systems International ("VSI"). The Company closely monitors the operations and cash flows of these companies to evaluate their status and ensures that amounts reported for these investments do not exceed net realizable value. If the Company determines that impairment in the investment of any such company exists, an adjustment would be made to reduce the investment amount to net realizable value.

                           RAINBOW TECHNOLOGIES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is management's discussion and analysis of certain significant factors which have affected earnings and the financial position of the Company during the periods included in the accompanying financial statements. This discussion should be read in conjunction with the related condensed consolidated financial statements and associated notes. Prior period financial statements have been restated to reflect the acquisition of Mykotronx, using the pooling of interest method.

RESULTS OF OPERATIONS

                                        Software     Information Security  Consolidated
                                       Protection
                                       ------------------------------------------------
 Three months ended June 30, 1996
     Revenues                          $13,462,000       $ 5,997,000       $19,459,000
     Operating Income                  $ 3,492,000       $   881,000       $ 4,373,000

Three months ended June 30, 1995
     Revenues                          $10,570,000       $ 6,091,000       $16,661,000
     Operating Income                  $ 2,421,000       $ 1,173,000       $ 3,594,000

Six months ended June 30, 1996
     Revenues                          $26,025,000       $12,124,000       $38,149,000
     Operating Income                  $ 6,756,000       $ 1,803,000       $ 8,559,000

Six months ended June 30, 1995
     Revenues                          $21,232,000       $11,182,000       $32,414,000
     Operating Income                  $ 5,002,000       $ 2,208,000       $ 7,210,000


REVENUES

Revenues from software protection products for the three and six months ended June 30, 1996 increased 27% and 23%, respectively, when compared to the same periods in 1995. The sales growth was primarily due to increased unit sales in North America, Europe and Asia Pacific Rim markets. The average selling price per product decreased approximately 11% in the three months ended June 30 and decreased approximately 10% in the six months ended June 30, 1996 when compared to the same period in 1995. The decreases in average selling prices are primarily due to the growth in revenues from major accounts and distributors.

Revenues from information security products for the three and six months ended June 30, 1996 decreased by 2% and increased by 8%, respectively, when compared to the same periods in 1995. The decrease was primarily due to the slower than anticipated deployment of network security products within the government. The increase was primarily due to the growth in satellite communication revenues over the six months ended June 30, 1995.

GROSS PROFIT

Gross profit from software protection products for the three and six months ended June 30, 1996 was 70% of revenues compared with 71% and 72%, respectively over the corresponding periods in 1995. The decrease in gross margin was primarily due to lower average selling prices in Europe and Asia Pacific.

Gross profit from information security products for both the three months and the six months ended June 30, 1996 was 15% of revenues compared with 24% for the corresponding periods in 1995. The decrease in gross margin was due to the change of mix from predominantly product contracts to mostly less profitable research and development contracts .

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for both the three months and the six months ended June 30, 1996 increased by 11% when compared to the corresponding 1995 periods. The increase was primarily due to increased staffing, and higher sales compensation due to increased revenues.

RESEARCH AND DEVELOPMENT

Total research and development expenses for the three and six months ended June 30, 1996 increased by 18% and 3%, respectively, when compared to the corresponding 1995 periods. The increase was primarily due to the write-off of capitalized software.

OTHER INCOME (EXPENSE)

Interest income for the three and six months ended June 30, 1996 increased by 6% and 22%, respectively, because of higher investment balances.

During the six months ended June 30, 1996, the Company incurred predominantly unrealized foreign currency gains of $307,000, primarily due to dollar denominated deposit accounts maintained in Europe. During the three and six months ended June 30, 1995, the Company recognized foreign currency losses of $239,000, also primarily due to dollar denominated deposit accounts maintained in Europe. Such foreign currency gains and losses result from the movement of the value of the U.S. dollar against the functional currencies used by the Company's foreign subsidiaries.

During the six months ended June 30, 1996, events and circumstances indicated that an investment in Personal Travel Technologies and Kidsoft, both with carrying values of $100,000, may be impaired and were written off.

PROVISION FOR INCOME TAXES

The provision for income taxes as a percentage of income before the provision for income taxes for the three and six months ended June 30, 1996 was 41% as compared to 42% and 41%, respectively, for the corresponding periods in 1995. The effective tax rate for the six months ended June 30, 1996 is somewhat lower than for the corresponding periods in 1995, primarily due to expected tax refunds for increases in research and development activities in prior years.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of operating funds have been from operations and proceeds from sales of the Company's equity securities. The Company's cash flow from operations for the six months ended June 30, 1996 and 1995 were $7,287,000 and $8,230,000, respectively.

Management believes the Company's current working capital of $53,730,000 and anticipated working capital to be generated by future operations will be sufficient to support the Company's requirements for at least the next twelve months.

The Company's use of cash include purchases of property, plant and equipment, repayment of long-term debt, repurchase of treasury stock and investment in long-term assets.

The Company intends to use its capital resources to expand its product line and for the acquisition of additional products and technologies.

The Company's subsidiaries in France carry $3.5 million in interest earning deposits which may result in foreign exchange gains or losses due to the fact that the functional currency in those subsidiaries is not the U.S. dollar.

PART II      OTHER INFORMATION

Item 6       Exhibits and Reports on Form 8-K

   (a)       Exhibits

             27 Financial Data Schedule

   (b)       Reports on Form 8-K
             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereto duly authorized.

Date: August 13, 1996

                                        RAINBOW TECHNOLOGIES, INC.



                                        By: /s/ Patrick Fevery
                                            -------------------------------
                                            Patrick Fevery
                                            Chief Financial Officer