Form 10-Q
period 1996-09-30
RAINBOW TECHNOLOGIES INC
filed 1996-11-13
CIK 819706

                                    FORM 10-Q



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



  For the Quarter ended SEPTEMBER 30, 1996    Commission file number: 0-16641



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


Yes    X          No
     -----           -----

The number of shares of common stock, $.001 par value, outstanding as of September 30, 1996 was 7,413,431.

                           RAINBOW TECHNOLOGIES, INC.


                                TABLE OF CONTENTS


PART I  -  FINANCIAL INFORMATION

   Item 1.  Condensed Consolidated Balance Sheets at
            September 30, 1996 and December 31, 1995                          3

            Condensed Consolidated Statements of Income
            for the three and nine months ended September 30, 1996 and 1995   4

            Condensed Consolidated Statements of Cash Flows
            for the nine months ended September 30, 1996 and 1995             5

   Item 2.  Management's Discussion and Analysis of
            Results of Operations and Financial Condition                     8

PART II  -  OTHER INFORMATION

   Item 1 to 6 - Not applicable

SIGNATURES                                                                   11

                           RAINBOW TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   A S S E T S

                                                                         September 30,        December 31,
                                                                              1996                1995
                                                                         ------------        ------------
                                                                          (unaudited)
Current assets
    Cash and cash equivalents ....................................       $ 30,188,000        $ 25,058,000
    Marketable securities available-for-sale .....................         10,728,000          11,799,000
    Accounts receivable, net of allowance for doubtful accounts of
      $395,000 and $450,000 in  1996 and 1995, respectively ......         12,667,000          12,725,000
    Inventories ..................................................          6,446,000           2,927,000
    Unbilled costs and fees ......................................          1,680,000           3,962,000
    Prepaid expenses and other current assets ....................          1,727,000           1,716,000
                                                                         ------------        ------------
         Total current assets ....................................         63,436,000          58,187,000
                                                                         ------------        ------------
Property, plant and equipment, at cost:
    Buildings ....................................................          9,153,000           9,572,000
    Furniture ....................................................          1,093,000             797,000
    Equipment ....................................................          5,500,000           4,075,000
    Leasehold improvements .......................................            305,000             221,000
                                                                         ------------        ------------
                                                                           16,051,000          14,665,000
    Less accumulated depreciation and amortization ...............          4,571,000           3,708,000
                                                                         ------------        ------------
         Net property, plant and equipment .......................         11,480,000          10,957,000
Goodwill, net of accumulated amortization of $7,613,000
     and $6,602,000 in 1996 and 1995, respectively ...............          4,567,000           6,186,000
Other assets, net of accumulated amortization of $2,325,000
     and $1,193,000 in 1996 and 1995, respectively ...............          5,979,000           4,495,000
                                                                         ------------        ------------
                                                                         $ 85,462,000        $ 79,825,000
                                                                         ============        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable .............................................       $  3,706,000        $  3,476,000
    Accrued payroll and related expenses .........................          2,512,000           2,077,000
    Other accrued liabilities ....................................            971,000           1,151,000
    Income taxes payable .........................................            141,000           1,916,000
    Billings in excess of costs and fees .........................            314,000               2,000
    Long-term debt, due within one year ..........................            301,000             316,000
                                                                         ------------        ------------
         Total current liabilities ...............................          7,945,000           8,938,000
Long-term debt, net of current portion ...........................          2,258,000           2,616,000
Deferred income taxes ............................................          1,079,000           1,768,000
Shareholders' equity:
    Common stock, $.001 par value, 20,000,000 shares authorized,
    7,413,431 and 7,311,267 shares issued and outstanding in
    1996 and 1995, respectively ..................................              7,000               7,000
    Additional paid-in capital ...................................         30,045,000          29,823,000
    Cumulative translation adjustment ............................           (184,000)            424,000
    Cumulative difference between cost and market value
       of marketable securities ..................................            164,000              52,000
    Retained earnings ............................................         44,148,000          36,197,000
                                                                         ------------        ------------
         Total shareholders' equity ..............................         74,180,000          66,503,000
                                                                         ------------        ------------
                                                                         $ 85,462,000        $ 79,825,000
                                                                         ============        ============

                             See accompanying notes

                           RAINBOW TECHNOLOGIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                          Nine months ended                       Nine months ended
                                                   September 30,      September 30,        September 30,       September 30
                                                   -------------      -------------        -------------       ------------
                                                       1996                1995                1995                1995
                                                       ----                ----                ----                ----
Revenues:
    Software protection products ...........       $ 12,507,000        $ 10,720,000        $ 38,532,000        $ 31,952,000
    Information security products ..........          5,100,000           5,090,000          17,225,000          16,272,000
                                                   ------------        ------------        ------------        ------------
         Total revenues ....................         17,607,000          15,810,000          55,757,000          48,224,000
Operating expenses:
    Cost of software protection products....          3,538,000           2,910,000          11,373,000           8,952,000
    Cost of information security products...          4,145,000           4,007,000          14,416,000          12,527,000
    Selling, general and administrative ....          4,079,000           3,256,000          11,925,000          10,343,000
    Research and development ...............          1,186,000           1,487,000           3,928,000           4,138,000
    Goodwill amortization ..................            449,000             465,000           1,344,000           1,369,000
                                                   ------------        ------------        ------------        ------------
         Total operating expenses ..........         13,397,000          12,125,000          42,986,000          37,329,000
                                                   ------------        ------------        ------------        ------------
Operating income ...........................          4,210,000           3,685,000          12,771,000          10,895,000
Interest income ............................            354,000             501,000           1,229,000           1,220,000
Interest expense ...........................            (80,000)            (92,000)           (248,000)           (297,000)
Other income (expense) .....................           (196,000)             23,000            (218,000)           (217,000)
                                                   ------------        ------------        ------------        ------------
Income before provision
     for income taxes ......................          4,288,000           4,117,000          13,534,000          11,601,000
Provision for income taxes .................          1,768,000           1,637,000           5,583,000           4,710,000
                                                   ------------        ------------        ------------        ------------
Net income .................................       $  2,520,000        $  2,480,000        $  7,951,000        $  6,891,000
                                                   ============        ============        ============        ============

Net income per common and common
    equivalent share .......................       $       0.33        $       0.32        $       1.03        $       0.89

Weighted average common and common
    equivalent shares outstanding ..........          7,691,000           7,811,000           7,729,000           7,700,000

                             See accompanying notes

                           RAINBOW TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                               Nine months ended      Nine months ended
                                                              September 30, 1996     September 30, 1995
Cash flows from operating activities:
    Net income ........................................          $  7,951,000           $  6,891,000
    Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation ......................................               947,000                895,000
    Amortization ......................................             2,251,000              1,595,000
    Change in deferred income taxes ...................              (343,000)               554,000
    Allowance for doubtful accounts ...................               (90,000)                23,000
    Loss from retirement of property, plant,
     and equipment ....................................                25,000                 12,000
    Write-down of long-term investment ................               203,000                   --
    Share in investee's loss ..........................               266,000                   --
    Write-off of capitalized software .................               273,000                   --
    Changes in operating assets and liabilities:
       Accounts receivable ............................                56,000             (1,104,000)
       Inventories ....................................            (3,531,000)               452,000
       Unbilled costs and fees ........................             2,282,000               (681,000)
       Prepaid expenses and other current assets ......               (25,000)               197,000
       Accounts payable ...............................               266,000               (843,000)
       Accrued liabilities ............................               276,000                910,000
       Billings in excess of costs and fees ...........               312,000                   --
       Income taxes payable ...........................            (1,754,000)             1,267,000
                                                                 ------------           ------------
    Net cash provided by operating activities .........             9,365,000             10,168,000
Cash flows from investing activities:
       Purchase of marketable securities ..............            (7,099,000)           (12,005,000)
       Sale of marketable securities ..................             8,282,000              3,715,000
       Purchases of property, plant, and equipment ....            (1,858,000)            (1,314,000)
       Other long-term assets .........................            (3,170,000)              (412,000)
       Notes receivable ...............................                  --                3,000,000
                                                                 ------------           ------------
    Net cash used in investing activities .............            (3,845,000)            (7,016,000)
Cash flows from financing activities:
    Exercise of common stock options ..................               729,000                979,000
    Payment of long-term debt .........................              (229,000)              (291,000)
    Purchase of treasury stock ........................              (706,000)                  --
    Repayment of capital lease ........................                  --                  (24,000)
                                                                 ------------           ------------
    Net cash (used in) provided by
      financing activities ............................              (206,000)               664,000
Effect of exchange rate changes on cash ...............              (184,000)                99,000
                                                                 ------------           ------------
Net increase in cash and cash equivalents .............             5,130,000              3,915,000
Cash and cash equivalents at beginning of period ......            25,058,000             19,755,000
                                                                 ------------           ------------
Cash and cash equivalents at end of period ............          $ 30,188,000           $ 23,670,000
                                                                 ============           ============


Supplemental disclosure of cash flow information:
    Income taxes paid .................................          $  6,825,000           $  2,872,000
    Interest paid .....................................               247,000                282,000

                             See accompanying notes

                           RAINBOW TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

1.   Basis of presentation

The accompanying financial statements consolidate the accounts of Rainbow Technologies, Inc. (the Company) and its wholly-owned subsidiaries. Amounts for the three and nine month periods ended September 30, 1995 have been restated to reflect the acquisition of Mykotronx, Inc. (Mykotronx) which has been accounted for using the pooling of interests method (Note 5). All significant inter-company accounts and transactions have been eliminated.

In the opinion of the Company's management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 1996 and results of operations for the three and nine months ended September 30, 1996 and 1995, and cash flows for the nine months ended September 30, 1996. The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's December 31, 1995 Annual Report on Form 10-K. Results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of results to be expected for the full year.

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

The Company has unbilled costs and fees at September 30, 1996 of $1,680,000. Based on the Company's experience with similar contracts in recent years, the unbilled costs and fees are expected to be collected within one year.

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

Inventories, other than inventoried costs relating to long-term contracts, are stated at the lower of cost (principally determined on a first-in, first-out basis) or market. Inventories consist of the following:

                                       September 30, 1996     December 31, 1995
                                       ------------------     -----------------
          Raw materials                    $  582,000           $1,083,000
          Work in process                     351,000              434,000
          Finished goods                    2,837,000            1,313,000
          Inventoried costs relating
            to long-term contracts          2,676,000               97,000
                                           ----------           ----------
                                           $6,446,000           $2,927,000
                                           ==========           ==========

5.   Acquisitions

On October 1, 1996, the Company acquired all the outstanding shares of Software Security, Inc. (SSI) of Darien, Connecticut and its subsidiary Software Security International, Ltd. United Kingdom, for 341,000 shares of Rainbow common stock. The transaction was accounted for as a pooling of interests. SSI, a privately held company, was founded in 1983 and is a leading provider of software protection products to developers worldwide.

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

RESULTS OF OPERATIONS
(dollars in thousands)


                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                SEPTEMBER 30,               SEPTEMBER 30,
                             1996          1995          1996          1995
                             ----          ----          ----          ----
REVENUES

Software Protection        $12,507       $10,720       $38,532       $31,952
Information Security         5,100         5,090        17,225        16,272
                           -------       -------       -------       -------
Consolidated               $17,607       $15,810       $55,757       $48,224
                           =======       =======       =======       =======

OPERATING INCOME

Software Protection        $ 3,278       $ 2,602       $10,037       $ 7,150
Information Security           932         1,083         2,734         3,745
                           -------       -------       -------       -------
Consolidated               $ 4,210       $ 3,685       $12,771       $10,895
                           =======       =======       =======       =======


REVENUES

Revenues from software protection products for the three and nine months ended September 30, 1996 increased 17% and 21%, respectively, when compared to the same periods in 1995. The sales growth was primarily due to increased unit sales in North America, Europe and Asia Pacific markets. The average selling price per product decreased approximately 8% in the three months ended September 30 and decreased approximately 9% in the nine months ended September 30, 1996 when compared to the same period in 1995. The decreases in average selling prices are primarily due to the growth in revenues from major accounts and distributors.

Revenues from information security products for the three and nine months ended September 30, 1996 remained consistent and increased by 6%, respectively, when compared to the same periods in 1995. The Company continued to experience low growth rates due to the slower than anticipated deployment of network security products within the government. The increase was primarily due to the growth in satellite communication revenues over the nine months ended September 30, 1995.

GROSS PROFIT

Gross profit from software protection products for the three and nine months ended September 30, 1996 was 72% and 70% of revenues compared with 73% and 72%, respectively, over the corresponding periods in 1995. The decrease in gross margin was primarily due to lower average selling prices in Europe and Asia Pacific.

Gross profit from information security products for both the three months and the nine months ended September 30, 1996 was 19% and 16% of revenues compared with 21% and 23%, respectively, for the corresponding periods in 1995. The decrease in gross margin was due to the change of mix from predominantly product contracts to principally less profitable research and development contracts.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for both the three months and the nine months ended September 30, 1996 increased by 25% and 15% when compared to the corresponding 1995 periods. The increase was primarily due to increased personnel, and higher sales compensation due to increased revenues.


RESEARCH AND DEVELOPMENT

Total research and development expenses for the three and nine months ended September 30, 1996 decreased by 20% and 5%, respectively, when compared to the corresponding 1995 periods. The decrease was primarily due to the rescheduling of outside R & D projects.


OTHER INCOME (EXPENSE)

Interest income for the three and nine months ended September 30, 1996 decreased by 29% and increased by 1%, respectively, primarily due to a shift from taxable instruments to non-taxable interest bearing instruments.

During the nine months ended September 30, 1996, the Company recognized its share of operating losses in QMT in which the Company holds a minority investment. The Company's share of the losses amounted to approximately $266,000.


PROVISION FOR INCOME TAXES

The provision for income taxes as a percentage of income before the provision for income taxes for the three and nine months ended September 30, 1996 was 41% as compared to 40% and 41%, respectively, for the corresponding periods in 1995. The increase in the effective tax rate for the three months ended September 30, 1996, as compared to the corresponding period 1995, is primarily due to expenses related to the SSI acquisition, which are not tax-deductible.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of operating funds have been from operations and proceeds from sales of the Company's equity securities. The Company's cash flow from operations for the nine months ended September 30, 1996 and 1995 were $9,365,000 and $10,168,000, respectively.

Management believes the Company's current working capital of $55,491,000 and anticipated working capital to be generated by future operations will be sufficient to support the Company's requirements for at least the next twelve months.

The Company's use of cash include purchases of property, plant and equipment, repayment of long-term debt, repurchase of treasury stock and investment in long-term assets.

The Company intends to use its capital resources to expand its product line and for the acquisition of additional products and technologies.

The Company's subsidiaries in France carry $4 million in interest earning deposits which may result in foreign exchange gains or losses due to the fact that the functional currency in those subsidiaries is not the U.S. dollar.

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



Date:  November 11, 1996



                                              RAINBOW TECHNOLOGIES, INC.




                                              By: /s/ PATRICK FEVERY
                                                 ----------------------------
                                                      Patrick Fevery
                                                      Chief Financial Officer