Form 10-Q/A
period 1996-09-30
RAINBOW TECHNOLOGIES INC
filed 1996-12-11
CIK 819706

                                   AMENDMENT #1
                                       TO
                                    FORM 10-Q



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

                           RAINBOW TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   A S S E T S

                                                                         September 30,        December 31,
                                                                              1996                1995
                                                                         ------------        ------------
                                                                          (unaudited)
Current assets
    Cash and cash equivalents ....................................       $ 30,188,000        $ 25,058,000
    Marketable securities available-for-sale .....................         10,728,000          11,799,000
    Accounts receivable, net of allowance for doubtful accounts of
      $356,000 and $450,000 in  1996 and 1995, respectively ......         12,667,000          12,725,000
    Inventories ..................................................          6,446,000           2,927,000
    Unbilled costs and fees ......................................          1,680,000           3,962,000
    Prepaid expenses and other current assets ....................          1,727,000           1,716,000
                                                                         ------------        ------------
         Total current assets ....................................         63,436,000          58,187,000
                                                                         ------------        ------------
Property, plant and equipment, at cost:
    Buildings ....................................................          9,153,000           9,572,000
    Furniture ....................................................          1,093,000             797,000
    Equipment ....................................................          5,500,000           4,075,000
    Leasehold improvements .......................................            305,000             221,000
                                                                         ------------        ------------
                                                                           16,051,000          14,665,000
    Less accumulated depreciation and amortization ...............          4,571,000           3,708,000
                                                                         ------------        ------------
         Net property, plant and equipment .......................         11,480,000          10,957,000
Goodwill, net of accumulated amortization of $7,613,000
     and $6,602,000 in 1996 and 1995, respectively ...............          4,567,000           6,186,000
Other assets, net of accumulated amortization of $2,325,000
     and $1,193,000 in 1996 and 1995, respectively ...............          5,979,000           4,495,000
                                                                         ------------        ------------
                                                                         $ 85,462,000        $ 79,825,000
                                                                         ============        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable .............................................       $  3,706,000        $  3,476,000
    Accrued payroll and related expenses .........................          2,512,000           2,077,000
    Other accrued liabilities ....................................            971,000           1,151,000
    Income taxes payable .........................................            141,000           1,916,000
    Billings in excess of costs and fees .........................            314,000               2,000
    Long-term debt, due within one year ..........................            301,000             316,000
                                                                         ------------        ------------
         Total current liabilities ...............................          7,945,000           8,938,000
Long-term debt, net of current portion ...........................          2,258,000           2,616,000
Deferred income taxes ............................................          1,079,000           1,768,000
Shareholders' equity:
    Common stock, $.001 par value, 20,000,000 shares authorized,
    7,413,431 and 7,311,267 shares issued and outstanding in
    1996 and 1995, respectively ..................................              7,000               7,000
    Additional paid-in capital ...................................         30,045,000          29,823,000
    Cumulative translation adjustment ............................           (184,000)            424,000
    Cumulative difference between cost and market value
       of marketable securities ..................................            164,000              52,000
    Retained earnings ............................................         44,148,000          36,197,000
                                                                         ------------        ------------
         Total shareholders' equity ..............................         74,180,000          66,503,000
                                                                         ------------        ------------
                                                                         $ 85,462,000        $ 79,825,000
                                                                         ============        ============

                             See accompanying notes

                           RAINBOW TECHNOLOGIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                         Three months ended                       Nine months ended
                                                   September 30,      September 30,        September 30,       September 30,
                                                   -------------      -------------        -------------       -------------
                                                       1996                1995                1996                1995
                                                       ----                ----                ----                ----
Revenues:
    Software protection products ...........       $ 12,507,000        $ 10,720,000        $ 38,532,000        $ 31,952,000
    Information security products ..........          5,100,000           5,090,000          17,225,000          16,272,000
                                                   ------------        ------------        ------------        ------------
         Total revenues ....................         17,607,000          15,810,000          55,757,000          48,224,000
Operating expenses:
    Cost of software protection products....          3,538,000           2,910,000          11,373,000           8,952,000
    Cost of information security products...          4,145,000           4,007,000          14,416,000          12,527,000
    Selling, general and administrative ....          4,079,000           3,256,000          11,925,000          10,343,000
    Research and development ...............          1,186,000           1,487,000           3,928,000           4,138,000
    Goodwill amortization ..................            449,000             465,000           1,344,000           1,369,000
                                                   ------------        ------------        ------------        ------------
         Total operating expenses ..........         13,397,000          12,125,000          42,986,000          37,329,000
                                                   ------------        ------------        ------------        ------------
Operating income ...........................          4,210,000           3,685,000          12,771,000          10,895,000
Interest income ............................            354,000             501,000           1,229,000           1,220,000
Interest expense ...........................            (80,000)            (92,000)           (248,000)           (297,000)
Other income (expense) .....................           (196,000)             23,000            (218,000)           (217,000)
                                                   ------------        ------------        ------------        ------------
Income before provision
     for income taxes ......................          4,288,000           4,117,000          13,534,000          11,601,000
Provision for income taxes .................          1,768,000           1,637,000           5,583,000           4,710,000
                                                   ------------        ------------        ------------        ------------
Net income .................................       $  2,520,000        $  2,480,000        $  7,951,000        $  6,891,000
                                                   ============        ============        ============        ============

Net income per common and common
    equivalent share .......................       $       0.33        $       0.32        $       1.03        $       0.89

Weighted average common and common
    equivalent shares outstanding ..........          7,691,000           7,811,000           7,729,000           7,700,000

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

PART II           OTHER INFORMATION

Item 6            Exhibits and Reports on Form 8-K

   (a)            Exhibits

                  27 Financial Data Schedule - (Previously Filed)

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