Form 10-K405
period 1996-12-31
RAINBOW TECHNOLOGIES INC
filed 1997-03-31
CIK 819706

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

          Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to
such filing requirements for the past 90 days. Yes  X    No     .
                                                  -----    -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

As at March 21, 1997, the aggregate market value of the voting stock of the Registrant (based upon the closing sales price of the shares on the NASDAQ National Market System) held by non-affiliates was approximately $130,852,641.

As at March 21, 1997, there were outstanding 7,812,098 shares of Common Stock of the Registrant, par value $.001 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Proxy Statement to be submitted to the Commission on or before April 30, 1997, are incorporated by reference into
    Part III.

INTRODUCTORY NOTE


       The Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include (i) the existence and development of the Company's technical and manufacturing capabilities, (ii) anticipated competition, (iii) potential future growth in revenues and income, (iv) potential future decreases in costs, and (v) the need for, and availability of additional financing.

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


ITEM 1.  BUSINESS

General

       Rainbow Technologies, Inc., a Delaware corporation, and its subsidiaries (the "Company") design, develop and manufacture (i) anti-piracy products (the "Software Protection Products"), which the Company markets to software developers and information publishers worldwide, and (ii) products that secure satellite and network communications using encryption technology (the "Information Security Products") which the Company markets to the United States Government and to contractors and manufacturers in aerospace and related industries.

       In October 1996, the Company acquired Software Security Inc., a Connecticut corporation, and its subsidiaries ("SSI") in a transaction accounted for as a pooling-of-interests. Located in Darien, Connecticut, SSI designs, manufactures, sells and distributes software protection products.

        In May 1995, the Company acquired Mykotronx, Inc. ("Mykotronx") in a transaction accounted for as a pooling-of-interests. Located in Torrance, California, Mykotronx is a leading supplier of information security products.

       The Company's principal subsidiaries are located in California, Connecticut, United Kingdom, Germany, France and Belarus. Unless the context otherwise requires, the term "Company" refers to Rainbow Technologies, Inc. and its subsidiaries.

       The Company's Software Protection Products strategy focuses on improvements to its technology and products to enhance product performance and maintain the Company's competitive advantage in the software protection market. The Company intends to expand its marketing and distribution efforts for its Software Protection Products both domestically and internationally. The Company also plans to focus on areas where there is high incidence of software piracy, such as eastern Europe and the Far East. The Company believes that the software protection market will experience a unit growth rate of 20% per year over the next several years, based on estimates by the Software Publisher's Association.

       The Company's Information Security Products strategy is to concentrate on technology supporting new telecommunications and hardware cryptographic applications. Currently, the Company's Information Security Products are primarily sold to the U.S. Government, aerospace and related industry contractors. The Company believes that this market is greater than $500 million and is one of the fastest growth segments of the U.S. Government budget. The Company intends to actively pursue new opportunities in the commercial marketplace with its Internet Security Group, a business unit focusing on high performance cryptographic Internet security products. The Company believes that these emerging markets for security will experience significant growth over the next five years.

       In addition, the Company intends to acquire and/or invest in technologies and companies that support the Company's core business or have market leadership and long term value potential.

       The Company markets its Software Protection Products worldwide to software developers and information providers. In 1996, 45% of the Company's sales of Software Protection Products were made internationally. The Company markets its Information Security Products to various organizations of the U.S. Government, including the Department of Defense, NASA and the United States Air Force, and to contractors and manufacturers in aerospace and related industries. Approximately 70% of the Company's revenues are derived from Software Protection Products and approximately 30% of the Company's revenues are derived from Information Security Products.


Software Protection Products

       The Company's Software Protection Products contain hardware and software components. The hardware component is a "key" which the software publisher includes with each copy of a protected software program sold to an end-user. The software component is the software licensed to the software developer which enables the software developer to direct their programs to "look for and communicate with" the key. The keys incorporate either the Company's proprietary algorithms programmed into Company designed Application Specific Integrated Circuits ("ASIC") computer chips, or customer specific information programmed into a standard computer memory chip. The key is attached by the end-user to the parallel printer port of a stand alone personal computer or a local area network file server. In "looking for and communicating with" the key, the protected software program interacts with the key. The interaction consists of a continuous challenge-and-response procedure requiring the key to be attached to the computer for the protected software program to operate. In operation, the interactions of the protected software and the key are transparent to the end-user. In addition, other software programs may operate concurrently with the protected software program and corresponding key, without interference. Printer operation is not affected and protected software programs can be copied and backed up to a hard disk if required by the end-user.

The Company's Software Protection Products include:

       SENTINELSUPERPRO. Features the Company's next generation ASIC technology. This is the industry's first key to combine multiple algorithms with programmable memory for increased security and flexibility. This product is compatible with DOS, Windows, Windows 95 and Windows NT based applications.

       SENTINELPRO. An algorithm-based key utilizing the Company's proprietary ASIC technology for the protection of DOS, Windows, Windows 95, Windows NT, OS/2, UNIX or XENIX based applications.

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

       SENTINELEVE3. Software protection for Apple Macintosh-based software. Attaches to the ADB port making it compatible with Apple PowerMac and PowerBook computers. Protects stand-alone and/or multiple modular applications.

       NETSENTINEL. For sophisticated network license management to control concurrent users over LANs running DOS, OS/2, Windows, Windows 95 and Windows NT based applications. This product is compatible with Novell, NetBIOS, TCP/IP and IPX/SPX.

       MICROSENTINELUX. Specifically designed for UNIX and open systems applications, this key features an intelligent microprocessor for sophisticated operation control. It can serve many marketing functions including execution control, software leasing, site license management and can be used as a portable host-ID.

       SENTINELLM LICENSE MANAGER. A software based license management product for Windows, Netware and UNIX environments. The product allows developers to control network usage of software with remote upgrade capabilities. End-users are offered a wide variety of licensing models for them to try, buy and use software. Product features include the capability to securely distribute software on CD-ROM or via the Internet.

Information Security Products

       The Company believes the importance of protecting the privacy and security of satellite and network communications has increased in direct proportion with the technological advances, capabilities and overall growth in the telecommunications field. Information security remains critical to military and government applications and is increasingly valued by private sector businesses to protect communications. The Company's Information Security Products are integrated circuits and electronic assemblies which encrypt and decrypt (scramble and unscramble) electronic communications and are designed and developed by the Company for use in government applications and for private industry purposes.

       The Company, through its subsidiary Mykotronx, enters into development contracts with the U.S. Government, aerospace and related industry contractors. In such contracts, the Company generally agrees to develop an integrated circuit or other electronic assembly for the customer's particular application. As to U.S. Government contracts, the Company usually serves as the prime contractor or as a subcontractor, under fixed-price or cost-plus-fixed-fee contracts. Contracts with the U.S. Government account for a majority of the revenues received by the Company from sales of its Information Security Products. The Company has recently begun to market its Information Security Products to wider commercial applications that require the transmission of secure data such as banking and financial transaction information, telecommunications networks and company-wide intranets.

       The Company's Information Security Products are currently categorized into two general areas of customer applications:

       A.)  SATELLITE AND NETWORK COMMUNICATIONS PRODUCTS.

       U.S. Government Space. Products for use in connection with satellite systems launched by the U.S Government or its agencies.

       U.S. Government Ground Based Communications Networks. Products to support a variety of intra and inter-agency ground-based communications networks such as Department of Defense, Department of State, Department of the Treasury and other agencies transmitting classified and sensitive information.

       Commercial Space. Products for use in commercial space applications in connection with direct broadcast satellite (DBS) and other commercial space based communication satellite systems.

       Commercial Ground Based Communications Networks. Products to secure communications through cellular voice systems, fax machines, computer networks, portable and standard phone systems.

       B.)  INTERNET SECURITY PRODUCTS

       CRYPTOSWIFT. An accelerator board which features a high performance cryptographic co-processor that significantly accelerates the security calculations associated with public key cryptography.

Research and Development

       Because of the rapid technological advances and other changes affecting our markets, the Company's competitive position hinges upon the adaptation of its current products, to such changes in the market. Introduction of new products that gain market acceptance are crucial to sustainable growth. Accordingly, the Company directs research and development activity toward applying its ASIC and software technology in lowering the cost of existing products, the design and development of new hardware and software products and the enhancement of existing products.

       Expenditures for research and development for the years ended December 31, 1996, 1995 and 1994 were $6,247,000 $6,073,000 and $5,307,000, respectively, or as a percentage of Software Protection Product sales, 11%, 12%, and 12%, respectively. The Company believes that its research and development efforts are greater than any of its competitors and that the Company's technological leadership could broaden in the future.

       Also, the Company performs research and development with regard to its Information Security Products in connection with U.S. Government contracts. The costs incurred by the Company in connection with such research and development activities are substantially recoverable by the Company pursuant to the terms of these contracts. The Company believes that some of the research and development performed under such contracts can be applied to the emerging issues of information security.


Sales and Marketing

Software Protection Products

       The Company markets its Software Protection Products to software publishers throughout the world for use with their software programs selling at retail for $500 or more in the United States, and for use with lower priced software programs sold internationally. For 1996, 1995 and 1994, 55%, 51% and 48%, respectively, of the Company's Software Protection Product sales were made in the United States and 45%, 49% and 52%, respectively, were made internationally. Since its formation, the Company has shipped more than 11,500,000 keys to more than 28,000 customers. Among the Company's major customers are Autodesk, Inc., Corel Corp., Macromedia, Viewlogic Systems Inc., SPSS, Inc., Adobe Systems, Inc., Wonderware Software Development Corp., Quark Systems, Inc. and Orcad.

       The Company has its own direct sales and marketing personnel in the United States, the United Kingdom, Germany and France. In addition, the Company has 45 distributors worldwide. During 1996, 1995 and 1994 the Company had no single customer which accounted for ten percent or more of the Company's revenues.

       The Company's direct sales force calls on targeted software publishers in order to increase usage of the Company's products. The direct sales force pursues a global marketing plan which focuses on multinational software publishers.

       The Company exhibits at trade shows and advertises in trade publications in order to attract new customers. The Company's technical support personnel also assist in the Company's marketing effort through pre-sale and post-sale activity.


Information Security Products

       The Company markets its Information Security Products directly to the U.S. Government and maintains close relationships with government related agencies and the aerospace industry. Through these relationships, the Company receives contracts for services and products on a selected source basis. In addition, contracts are awarded to the Company in response to requests for proposal from U.S. Government agencies and aerospace companies.


Manufacturing

Software Protection Products

       The Company's hardware keys are manufactured by subcontractors in the United States, Asia and Europe from components specified and approved by the Company. The components include ASIC chips, standard computer memory chips and standard computer hardware parts. The Company maintains control over the purchasing of materials and the planning and scheduling of the manufacturing and assembly process. After assembly of the components, the keys are delivered to the Company's facilities in the United States and Europe where the products are inspected, tested and configured. The Company believes that it is the lowest cost producer of software protection products and believes that will continue to be a competitive advantage.

       The Company currently has one supplier of the ASIC chips used in the Company's largest selling product, SentinelSuperPro. In the event that such supplier is unable to fulfill the Company's requirements, the Company may experience an interruption in the production of SentinelSuperPro until an alternative source of supply is developed. The Company maintains a six month inventory of ASIC chips in order to limit the potential for such an interruption. The Company believes that there are a number of companies capable of commencing the manufacture of its ASIC chips within approximately six months of such an interruption.


Information Security Products

       For its Information Security Products, the Company's manufacturing operations include the testing of ASICs and the final assembly and testing of its satellite and network communications products.

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

       As of December 31, 1996, the backlog for the Company's Information Security Products represented in excess of five months of revenues. Actual revenue recognition of the backlog mix of contracts can vary from three months to two years.


Trade Secrets

       The Company believes that the value of its Software Protection Products is dependent upon its proprietary algorithms and encryption techniques remaining "trade secrets." The Company has obtained copyright protection on certain of its products and trademark protection for certain of its trade names. Through its recent acquisition of SSI, the Company has obtained patents on certain of its designs used in certain of its products. There can be no assurance that the Company's proprietary technology will remain a secret or that others will not develop similar technology and use such technology to compete with the Company. There can be no assurance that if the Company decides to apply for additional patents in the future for any of its products, or on any new technology or products derived therefrom, that patents will be granted.


Competition

Software Protection Products

       The worldwide software protection industry is highly competitive and characterized by rapid technological advances in both computer hardware and software development. The Company believes it is the industry leader with an estimated 55% worldwide market share. The Company's principal competitor in the software protection industry is Aladdin Knowledge Systems, Ltd. The Company also competes with smaller companies. The Company believes that it offers the most cost effective Software Protection Products available to software publishers. Although certain of the Company's competitors offer lower prices, the Company believes that its technical support services and the ease of implementation of its products favorably distinguish the Company from its competitors.

      The Company's principal competitors for its Information Security Products are Group Technologies, Inc., Motorola, Inc., VLSI Technology, Inc., Cylink Corporation and Atalla Corporation.

Employees

       The Company presently employs 336 full-time employees divided among sales and marketing, manufacturing, research and development and administration. The Company believes that its employee relations are excellent. The employees and the Company are not parties to collective bargaining agreements.


Recent Events

       On October 4, 1996, the Company acquired Software Security, Inc. and its subsidiaries in a transaction accounted for as a pooling-of-interests. Accordingly, the Company issued 336,511 shares of its Common Stock in exchange for all of the outstanding shares of SSI which resulted in SSI becoming a wholly-owned subsidiary of the Company. The Company also assumed all the outstanding SSI options and reserved 4,366 shares of its Common Stock for issuance upon the exercise of the SSI options. On December 19, 1996, the Company filed a registration statement with the United States Securities and Exchange Commission (the "Commission") to register the 336,511 shares of its Common Stock. The registration statement was declared effective by the Commission on January 31, 1997. SSI designs, develops and manufactures software security products to prevent the unauthorized use of intellectual property. The software security products are sold throughout the U.S. and Europe.

ITEM 2.  PROPERTIES


       The Company's executive offices and principal facility are located in a 55,800 square foot building in Irvine, California. The Company leases the facility pursuant to a lease expiring June, 2000.

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

       The Company leases a facility in Darien, Connecticut, at which SSI maintains its principal offices, design and production facilities. The lease is for 12,000 square feet, and expires in 2004.

       The Company leases an office in Maryland, at which Mykotronx houses its direct sales and development. The lease is for 3,000 square feet, and expires in 1998.


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

                                                            SALES PRICE
                                                        --------------------

                                                          HIGH          LOW
                                                        -------       -------
       1997 First Quarter                               $20 3/4       $16 1/2
          (through February 28, 1997)

       1996 First Quarter                                24 1/4        17 1/4
       1996 Second Quarter                               24            16 7/8
       1996 Third Quarter                                20            14 5/8
       1996 Fourth Quarter                               22 1/8        17

       1995 First Quarter                                18 1/8        13 7/8
       1995 Second Quarter                               24 1/2        15 1/4
       1995 Third Quarter                                26 1/4        17 1/2
       1995 Fourth Quarter                               24 11/16      17 1/2


    As of February 28, 1997, there were approximately 3,600 holders of record of the Company's Common Stock including those shares held in "street name".

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

ITEM 6.  SELECTED FINANCIAL DATA

       The following selected consolidated financial data has been derived from the consolidated financial statements of the Company for the five years ended December 31, 1996. Data for the years ended December 31, 1995, 1994, 1993 and 1992 have been restated to include the financial information of SSI, which was acquired in October 1996 and accounted for as a pooling-of-interests.

                                             YEARS ENDED DECEMBER 31
                              ----------------------------------------------------
                                1996        1995       1994      1993      1992(a)
                              --------    -------    -------    -------    -------
                                 (dollars in thousands, except per share data)

Selected Consolidated Income Statement Data:

     Total revenues           $81,710     $72,584    $60,814    $50,182    $40,339
     Income before taxes       17,936      16,790     12,478     11,027     10,587
     Net income                10,517       9,814      7,182      6,882      6,423

     Net income per share       $1.30       $1.23      $0.94      $0.92      $0.88
     Proforma net income
        (unaudited)            10,517       9,814      7,182      6,589(b)   6,137(b)
     Proforma net income
        per share (unaudited)   $1.30       $1.23      $0.94      $0.88(b)   $0.84(b)


Shares used in calculating
   net income per share     8,072,000   7,958,000  7,673,000  7,509,000  7,281,000

Selected Consolidated Balance Sheet Data:

     Total assets             $93,364     $82,274    $67,259    $57,315    $48,501
     Working capital           60,166      50,690     39,110     30,563     20,733
     Long-term debt             2,145       2,616      2,695      2,730      3,275
     Shareholders' equity      79,076      68,251     56,231     46,867     37,453

(a) Reflects the operations, assets and liabilities of Microphar S.A. which was acquired effective June 1, 1992 and accounted for as a purchase.

(b) Pro forma net income and net income per share reflects unaudited provisions for income taxes which would have been recorded had Mykotronx been subject to federal and state income taxes as a C Corporation. Prior to January 1, 1994, Mykotronx was an S Corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       The following is management's discussion and analysis of certain significant factors that have affected the profitability of the Company's business segments (Software Protection and Information Security Products) and its consolidated results of operations and financial condition during the periods included in the accompanying consolidated financial statements. The discussion reflects the impact of the acquisition of SSI and Mykotronx, which were both accounted for using the pooling-of-interests method as described more fully in Note 2 to the consolidated financial statements. The following should be read in conjunction with the consolidated financial statements and related notes.

1996 COMPARED WITH 1995

       Global Software Protection Products revenue for the year ended December 31, 1996 increased 13% to $57,440,000 as compared with 1995. The revenue growth was primarily due to increased unit sales in European and Asian markets. Software Protection Products revenue for the year ended December 31, 1996 in Europe increased by 18% as compared with 1995. The average selling price per product in the year ended December 31, 1996 decreased approximately 7% from the year ended December 31, 1995.

       During the year ended December 31, 1996, approximately 22% of the Company's Software Protection Products revenue was subject to currency fluctuations, up from 21% in 1995. Software Protection Products revenue in the future is expected to continue to be affected by foreign currency rate fluctuations.

       Information Security Products revenue for the year ended December 31, 1996 increased 11% to $24,270,000, as compared with 1995. The revenue growth was primarily due to increases in satellite communications revenues.

       Software Protection Products gross profit for the year ended December 31, 1996 was 70% of revenue compared with 71% for the year ended December 31, 1995. The decrease in gross margin was due to lower average selling prices in Europe and Asia Pacific. There can be no assurance that the Company will improve or maintain the level of gross profit percentage it experienced during the year ended December 31, 1996.

       Gross profit from Information Security Products for the year ended December 31, 1996 was 18% of revenues compared with 23% of revenues for the year ended December 31, 1995. The decrease in gross profit was due to the change of mix from predominately product contracts to mainly less profitable research and development contracts.

       Consolidated selling, general and administrative expenses for the years ended December 31, 1996 and 1995 were 24% of revenues for each year. Selling, general and administrative expenses for the year ended December 31, 1996 increased by $1,949,000 as compared with 1995. This increase was primarily due to additional staff and increased compensation expenses.

       Total research and development expenses were 8% of revenues for each of the years ended December 31, 1996 and 1995. Current research and development activities are focused on additional ASIC development for future software protection, and the adaptation of the Company's existing products to additional software operating environments and computer platforms, and on the cryptographic security products to improve the performance of electronic commerce servers on the Internet.

       Interest income for the year ended December 31, 1996 decreased by 12% to $1,520,000, as compared with 1995, primarily due to a shift from taxable instruments to non-taxable interest bearing instruments and lower worldwide interest rates.

       During the year ended December 31, 1996, the Company incurred foreign currency gains of $270,000, primarily due to dollar denominated deposit accounts maintained in Europe. During the year ended December 31, 1995, the Company recognized foreign currency losses of $268,000, also primarily due to dollar denominated deposit accounts maintained in Europe. Such foreign currency gains and losses result from the movement in the value of the U.S. dollar against the functional currencies used by the Company's foreign subsidiaries.

       During the year ended December 31, 1996, the Company recognized its share of operating losses in Quantum Manufacturing Technologies, of Albuquerque, New Mexico, in which the Company holds a minority investment. The Company's share of the losses amounted to approximately $524,000.

       The effective tax rate was 41.4% for the year ended December 31, 1996 compared with 41.6% for the year ended December 31, 1995.


1995 COMPARED WITH 1994

       Global Software Protection Products revenue for the year ended December 31, 1995 increased 14% to $50,622,000 as compared with 1994. The revenue growth was primarily due to increased unit sales in European markets. Software Protection Products revenue for the year ended December 31, 1995 in Europe increased by 37%. The average selling price per product in the year ended December 31, 1995 decreased 5% from the year ended December 31, 1994.

       During the year ended December 31, 1995, approximately 21% of the Company's Software Protection Products revenue was subject to currency fluctuations, up from 20% in 1994.

       Information Security Products revenue for the year ended December 31, 1995 increased 33% to $21,962,000, as compared with 1994. The revenue growth was due to higher performance on software and service contracts across various products lines. Additionally, the space communication security business experienced strong growth, particularly in the high grade security products for government network security.

       Software Protection Products gross profit for the year ended December 31, 1995 was 71% of revenue compared with 70% for the year ended December 31, 1994. The increase in gross margin was due to increased sales in Europe with corresponding higher margins.

       Gross profit from Information Security Products for the year ended December 31, 1995 was 23% of revenues compared with 18% of revenues for the year ended December 31, 1994. The increase in gross profit was due to the increased volume of space communications products that benefited from continued economies of scale. Gross profit was highly dependent on the mix of contracts with higher margin percentages versus contracts with lower margin percentages.

       Consolidated selling, general and administrative expenses for the years ended December 31, 1995 and 1994 were 24% of revenues for both years. Selling, general and administrative expenses for the year ended December 31, 1995 increased by $3,273,000 as compared with 1994. This increase was primarily due to additional staff, increased compensation expenses and expenses incurred in connection with the Mykotronx acquisition.

       Total research and development expenses were 8% and 9% of revenue for the years ended December 31, 1995 and 1994, respectively. In 1994, the Company capitalized $735,000 of software development costs. There were no software development costs capitalized during 1995.

Research and development activities were focused on additional ASIC development for future software protection and the adaptation of the Company's existing products to additional software operating environments and computer platforms.

       Interest income for the year ended December 31, 1995 increased by 133% to $1,726,000, as compared with 1994, primarily because of higher investment balances.

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

       The effective tax rate decreased to 41.6% for the year ended December 31, 1995 from 42.4% for the year ended December 31, 1994. The decrease in the tax rate was due to the expansion of business unit profits in European countries with lower effective tax rates.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal sources of operating funds have been from operations and proceeds from sales of the Company's equity securities. The Company's cash flow from operations during 1996, 1995 and 1994 was $12,262,000, $13,049,000, and $8,738,000, respectively.

    The Company intends to use its capital resources to expand its product lines and for possible acquisitions of additional products and technologies. The Company has no significant capital commitments or requirements at this time.

    The Company's subsidiaries in France carry $2.1 million in interest earning deposits which may result in foreign exchange gains or losses due to the fact that the functional currency in those subsidiaries is not the U.S. dollar.

    Management believes that the effect of inflation on the business of the Company for the past three years has been minimal.

       The Company believes that its current working capital of $60,166,000 and anticipated working capital to be generated by future operations will be sufficient to support the Company's working capital requirements through at least December 31, 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The Consolidated Financial Statements and Schedule of the Company are listed in Item 14 (a) and included herein on pages F-1 through F-25.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       The Company has not had any disagreement with its independent auditors on any matter of accounting principles or practices or financial statement disclosure.


                                    PART III


ITEM 10.  ALL DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Reference is made to the information appearing under the caption "Election of Directors" in the Company's Proxy Statement to be submitted to the Commission on or before April 30, 1997.


ITEM 11.  EXECUTIVE COMPENSATION

       Reference is made to the information appearing under the caption "Executive Compensation" in the Company's Proxy Statement to be submitted to the Commission on or before April 30, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Reference is made to the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be submitted to the Commission on or before April 30, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Reference is made to the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be submitted to the Commission on or before April 30, 1997.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)    1. Consolidated Financial Statements

Reports of Independent Auditors.

Consolidated Balance Sheets at December 31, 1996 and 1995.

Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994.

Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994.

Notes to Consolidated Financial Statements.

       2. Consolidated Financial Statement Schedule


       II. Consolidated Valuation and Qualifying Accounts for the years ended December 31, 1996, 1995 and 1994.


          All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

       3. Exhibits

       2.(i) Agreement and Plan of Reorganization, dated as of January 26, 1995 among the Company, Rainbow Acquisition Inc., a California corporation and a wholly owned subsidiary of Rainbow, and Mykotronx, Inc., a California corporation ("Mykotronx") (incorporated by reference to the Company's Registration Statement on Form S-4 under the Securities Act of 1933, as amended, effective on April 20,1995, Registration No.33-89918).

       2.(ii) Agreement and Plan of Merger, dated September 30, 1996, by and among the Company, RNBO Acquisition Corporation, a Nevada corporation and a wholly-owned subsidiary of the Company, and Software Security, Inc., a Connecticut corporation.

       3.(i) Articles of Incorporation of Rainbow, as amended (incorporated by reference to Exhibit 3(a) to Rainbow's Registration Statement on Form S-18 under the Securities Act of 1933, as amended, filed on July 20, 1987-File No. 33-15956-LA (the "S-18 Registration Statement")).

       3.(ii) By-Laws of Rainbow (incorporated by reference to Exhibit 3(b) to the S-18 Registration Statement).

       4(a)  See Exhibit 3(i).

       4(b)  See Exhibit 3(ii).

10(a) Lease for premises at 50 Technology Drive, Irvine, California, dated June 1, 1995, between the Company and Birtcher Medical Systems, Inc., a California corporation (filed as an exhibit to the Company's 1995 Form 10-K).

10(b) Agreement, dated May 26, 1989, between the Company and Catalyst Semiconductor, Inc. (incorporated by reference to Exhibit 10(h) of the Company's 1989 Annual Report on Form 10-K under the Securities Exchange Act of 1934 filed in March 1990 (the "1989 10-K")).

10(c) Agreement, dated August 17, 1989, between the Company and Catalyst Semiconductor, Inc. (incorporated by reference to Exhibit 10(i) of the 1989 10-K).

10(d) 1990 Incentive Stock Option Plan as amended (incorporated by reference to
Exhibit 10(j) of the 1991 10-K)).

10(e) Asset Purchase Agreement, dated January 20,1994, between the Company and the AND Group, Inc. (incorporated by reference to Exhibit 10(s) to the Company's 1993 Annual Report on Form 10-K under the Securities Exchange Act of 1934 filed in March 1994 (the "1993 10-K")).

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

10(p) Employment Agreement, dated May 31, 1995, among Mykotronx, the Company and Theodore S. Bettwy (filed as an exhibit to the Company's 1995 Form 10-K).

10(q) Employment Agreement dated May 31, 1995, among Mykotronx, the Company and John C. Droge (filed as an exhibit to the Company's 1995 Form 10-K).

21(a)  List of Rainbow's wholly-owned subsidiaries.

23     Consents of Independent Auditors.
       (1) Ernst & Young LLP.
       (2) KMPG Peat Marwick LLP.

27     FINANCIAL DATA SCHEDULE

(b)    Reports on Form 8-K

       No reports on Form 8-K have been filed during the three months ended December 31, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINBOW TECHNOLOGIES, INC.

By:   /s/ WALTER M. STRAUB
   -------------------------------
      Walter W. Straub, President
      Chief Executive Officer,
      and Chairman of the Board

Date:  March 31, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                          DATE
---------                          -----                          ----


/s/ WALTER M. STRAUB          President, Chief Executive      March 31, 1997
---------------------------   Officer, and
Walter M. Straub              Chairman of the Board


/s/ PETER M. CRAIG            Vice Chairman,                  March 31, 1997
---------------------------   Executive Vice President,
Peter M. Craig                Secretary and Director


/s/ PATRICK E. FEVERY         Vice President and              March 31, 1997
---------------------------   Chief Financial Officer
Patrick E. Fevery


/s/ ALAN K. JENNINGS          Director                        March 31, 1997
---------------------------
Alan K. Jennings


/s/ RICHARD P. ABRAHAM        Director                        March 31, 1997
---------------------------
Richard P. Abraham


/s/ MARVIN HOFFMAN            Director                        March 31, 1997
---------------------------
Marvin Hoffman


/s/ FREDERICK M. HANEY        Director                        March 31, 1997
---------------------------
Frederick M. Haney

                           RAINBOW TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULE

                      FOR THE YEAR ENDED DECEMBER 31, 1996




                                                                      Page
                                                                      ----

Reports of Independent Auditors                                        F-2

Consolidated Balance Sheets                                            F-4

Consolidated Statements of Income                                      F-5

Consolidated Statements of Shareholders' Equity                        F-6

Consolidated Statements of Cash Flows                                  F-7

Notes to Consolidated Financial Statements                             F-8

Schedule II - Consolidated Valuation and Qualifying Accounts          F-25

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Rainbow Technologies, Inc.


     We have audited the accompanying consolidated balance sheets of Rainbow Technologies, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

     We did not audit the financial statements of Mykotronx, Inc., a wholly-owned subsidiary acquired on June 1, 1995 and accounted for as a pooling-of-interests, which statements reflect total revenues of $16,571,000 for the year ended December 31, 1994. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the data included for Mykotronx, Inc., is based solely on the report of the other auditors.

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

     In our opinion, based upon our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rainbow Technologies, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                ERNST & YOUNG LLP


Orange County, California
February 25, 1997

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Mykotronx, Inc.

We have audited the balance sheet of Mykotronx, Inc. as of December 31, 1994 and the related statements of earnings, shareholders' equity and cash flows (not presented herein) for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mykotronx, Inc., as of December 31, 1994 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                KPMG PEAT MARWICK LLP


Los Angeles, California
February 16, 1995

                            RAINBOW TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                        December 31,   December 31,
                                                                            1996           1995
                                                                        ------------   ------------
                                    A S S E T S
Current assets:
    Cash and cash equivalents ......................................... $31,735,000    $25,330,000
    Marketable securities available-for-sale ..........................  11,437,000     11,799,000
    Accounts receivable, net of allowance for doubtful accounts
     of $330,000 and $453,000 in 1996 and 1995, respectively ..........  15,297,000     13,732,000
    Inventories .......................................................   7,853,000      3,559,000
    Unbilled costs and fees ...........................................   2,249,000      3,962,000
    Prepaid expenses and other current assets .........................   2,106,000      1,873,000
                                                                        -----------    -----------
         Total current assets .........................................  70,677,000     60,255,000
Property, plant and equipment, at cost:
    Buildings .........................................................   9,122,000      9,572,000
    Furniture .........................................................   1,200,000        892,000
    Equipment .........................................................   6,026,000      4,921,000
    Leasehold improvements ............................................     347,000        230,000
                                                                        -----------    -----------
                                                                         16,695,000     15,615,000
    Less accumulated depreciation and amortization ....................   4,615,000      4,280,000
                                                                        -----------    -----------
         Net property, plant and equipment ............................  12,080,000     11,335,000
Goodwill, net of accumulated amortization of $7,936,000 and
     $6,602,000 in 1996 and 1995, respectively ........................   4,064,000      6,186,000
Other assets, net of accumulated amortization of $2,199,000
    and $1,193,000 in 1996 and 1995, respectively .....................   6,543,000      4,498,000
                                                                        -----------    -----------
                                                                        $93,364,000    $82,274,000
                                                                        ===========    ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable .................................................. $ 4,109,000    $ 3,848,000
    Accrued payroll and related expenses ..............................   3,339,000      2,084,000
    Other accrued liabilities .........................................   1,500,000      1,428,000
    Income taxes payable ..............................................     948,000      1,887,000
    Billings in excess of costs and fees ..............................     314,000          2,000
    Long-term debt, due within one year ...............................     301,000        316,000
                                                                        -----------    -----------
         Total current liabilities ....................................  10,511,000      9,565,000
Long-term debt, net of current portion ................................   2,145,000      2,616,000
Deferred income taxes .................................................   1,515,000      1,780,000
Other liabilities .....................................................     117,000         62,000
Shareholders' equity:
    Common stock, $.001 par value, 20,000,000 shares authorized,
      7,775,389 and 7,569,178 shares issued and outstanding
      in 1996 and 1995, respectively ..................................       8,000          8,000
    Additional paid-in capital ........................................  30,686,000     29,825,000
    Cumulative translation adjustment .................................    (251,000)       404,000
    Cumulative difference between cost and
      market value of marketable securities ...........................     154,000         52,000
    Retained earnings .................................................  48,479,000     37,962,000
                                                                        -----------    -----------
         Total shareholders' equity ...................................  79,076,000     68,251,000
                                                                        -----------    -----------
                                                                        $93,364,000    $82,274,000
                                                                        ===========    ===========



                              See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 1996, 1995 and 1994

                                                         1996        1995         1994
                                                     -----------  -----------  -----------
Revenues:
    Software protection products ..................  $57,440,000  $50,622,000  $44,243,000
    Information security products .................   24,270,000   21,962,000   16,571,000
                                                     -----------  -----------  -----------
         Total revenues ...........................   81,710,000   72,584,000   60,814,000
Operating expenses:
    Cost of software protection products ..........   17,051,000   14,534,000   13,103,000
    Cost of information security products..........   19,851,000   16,865,000   13,521,000
    Selling, general and administrative ...........   19,512,000   17,563,000   14,290,000
    Research and development ......................    6,247,000    6,073,000    5,307,000
    Goodwill amortization .........................    1,784,000    1,830,000    1,676,000
                                                     -----------  -----------  -----------
         Total operating expenses..................   64,445,000   56,865,000   47,897,000
                                                     -----------  -----------  -----------
Operating income...................................   17,265,000   15,719,000   12,917,000
Interest income....................................    1,520,000    1,726,000      742,000
Interest expense...................................     (325,000)    (387,000)    (383,000)
Other expense......................................     (524,000)    (268,000)    (798,000)
                                                     -----------  -----------  -----------
Income before provision for income taxes...........   17,936,000   16,790,000   12,478,000
Provision for income taxes.........................    7,419,000    6,976,000    5,296,000
                                                     -----------  -----------  -----------
Net income.........................................  $10,517,000  $ 9,814,000  $ 7,182,000
                                                     ===========  ===========  ===========
Net income per common and common
    equivalent share...............................  $      1.30  $      1.23  $      0.94
                                                     ===========  ===========  ===========
Weighted average common and common
    equivalent shares outstanding..................    8,072,000    7,958,000    7,673,000
                                                     ===========  ===========  ===========




                            See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                            Cumulative
                                                                                            difference
                                                                                             between
                                                                                             cost and
                                                             Additional      Cumulative    market value
                                      Common Stock             paid-in       translation  of marketable   Retained
                                  Shares        Amount         capital       adjustment     securities    earnings        Total
                               ----------------------------------------------------------------------------------------------------
Balance, December 31, 1993 ....     7,364,759   $ 7,000    $25,984,000    $(1,966,000)      $     --    $22,842,000    $46,867,000
Exercise of common stock
   options ....................       138,117        --        593,000             --             --             --        593,000
Tax benefit of employee stock
   options ....................            --        --        173,000             --             --             --        173,000
Repurchase of shares of former
  Mykotronx shareholders ......       (79,860)       --         (5,000)            --             --       (101,000)      (106,000)
Distribution to former
  Mykotronx shareholders ......            --        --             --             --             --       (295,000)      (295,000)
Transfer of retained earnings
  to additional paid-in capital
  upon termination of Mykotronx
  S Corporation election ......            --        --      1,480,000             --             --     (1,480,000)            --
Translation adjustment, net ...            --        --             --      1,501,000             --             --      1,501,000
Net income ....................            --        --             --             --             --      7,182,000      7,182,000
                                    ----------------------------------------------------------------------------------------------
Balance, December 31, 1994 ....     7,423,016     7,000     28,225,000       (465,000)            --     28,148,000     55,915,000
Exercise of common stock
   options ....................       146,162     1,000      1,191,000             --             --             --      1,192,000
Tax benefit of employee stock
   options ....................            --        --        409,000             --             --             --        409,000
Unrealized gain on
  marketable securities .......            --        --             --             --         52,000             --         52,000
Translation adjustment, net ...            --        --             --        869,000             --             --        869,000
Net income ....................            --        --             --             --             --      9,814,000      9,814,000
                                    ----------------------------------------------------------------------------------------------
Balance, December 31, 1995 ....     7,569,178     8,000     29,825,000        404,000         52,000     37,962,000     68,251,000
Exercise of common stock
  options .....................       241,211        --      1,184,000             --             --             --      1,184,000
Purchase and retirement of
  common stock ................       (35,000)       --       (706,000)            --             --             --       (706,000)
Tax benefit of employee stock
   options ....................            --        --        383,000             --             --             --        383,000
Unrealized gain on
  marketable securities .......            --        --             --             --        102,000             --        102,000
Translation adjustment, net ...            --        --             --       (655,000)            --             --       (655,000)
Net income ....................            --        --             --             --             --     10,517,000     10,517,000
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996 ....     7,775,389    $8,000    $30,686,000      $(251,000)      $154,000    $48,479,000    $79,076,000
==================================================================================================================================

                            See accompanying notes.

                            RAINBOW TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1996, 1995 and 1994

                                                                     1996          1995           1994
                                                               -----------------------------------------
Cash flows from operating activities:
    Net income ..............................................  $10,517,000   $  9,814,000    $ 7,182,000
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Amortization .........................................    2,821,000      2,352,000      2,034,000
       Depreciation .........................................    1,453,000      1,290,000      1,160,000
       Change in deferred income taxes ......................     (666,000)       493,000        (11,000)
       Allowance for doubtful accounts ......................       33,000         76,000         20,000
       Loss from retirement of property, plant, and equipment       87,000          7,000         28,000
       Write-down of long-term investment ...................      203,000           --          252,000
       Share in investee's loss .............................      524,000           --             --
       Write-off of previously capitalized software .........      273,000           --             --
       Changes in operating assets and liabilities:
         Accounts receivable ................................   (1,539,000)    (2,540,000)    (1,511,000)
         Inventories ........................................   (4,273,000)       (65,000)       638,000
         Unbilled costs and fees ............................    1,713,000     (1,067,000)    (1,460,000)
         Prepaid expenses and other current assets ..........      157,000         89,000        206,000
         Accounts payable ...................................      281,000      1,168,000        261,000
         Accrued liabilities ................................    1,341,000        289,000        314,000
         Billings in excess of costs and fees ...............      312,000       (420,000)       417,000
         Income taxes payable ...............................     (975,000)     1,563,000       (792,000)
                                                               -----------------------------------------
            Net cash provided by operating activities .......   12,262,000     13,049,000      8,738,000
Cash flows from investing activities:
    Purchase of marketable securities .......................   (8,960,000)   (12,271,000)   (12,376,000)
    Sale of marketable securities ...........................    9,424,000      4,115,000     16,990,000
    Purchases of property, plant, and equipment .............   (2,719,000)    (1,780,000)      (645,000)
    Other long-term assets ..................................   (3,703,000)    (1,731,000)      (456,000)
    Notes receivable ........................................         --        3,000,000     (3,000,000)
    Capitalized software development costs ..................     (348,000)          --         (735,000)
    Acquisition of AND Group, Inc ...........................         --             --       (1,498,000)
                                                               -----------------------------------------
            Net cash used in investing activities ...........   (6,306,000)    (8,667,000)    (1,720,000)
Cash flows from financing activities:
    Exercise of common stock options ........................    1,184,000      1,191,000        593,000
    Payment of long-term debt ...............................     (303,000)      (357,000)      (496,000)
    Purchase and retirement of common stock .................     (706,000)          --             --
    Repayment of capital lease ..............................         --          (31,000)       (25,000)
    Repurchase of shares of former Mykotronx
       shareholders .........................................         --             --         (106,000)
    Distribution to former Mykotronx S Corporation
       shareholders .........................................         --             --         (295,000)
                                                               -----------------------------------------
            Net cash provided by (used in) financing
              activities ....................................      175,000        803,000       (329,000)
Effect of exchange rate changes on cash .....................      274,000       (146,000)       482,000
                                                               -----------------------------------------
Net increase in cash and cash equivalents ...................    6,405,000      5,039,000      7,171,000
Cash and cash equivalents at beginning of period ............   25,330,000     20,291,000     13,120,000
                                                               -----------------------------------------
Cash and cash equivalents at end of period ..................  $31,735,000   $ 25,330,000   $ 20,291,000
                                                               =========================================

Supplemental disclosure of cash flow information:
    Income taxes paid .......................................  $ 8,105,000   $  6,005,000   $  6,059,000
    Interest paid............................................      247,000        302,000        381,000

                            See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

     Rainbow Technologies, Inc. (the Company) develops, manufactures, programs and markets products which prevent the unauthorized use of intellectual property, including software programs, and also develops and manufactures information security products to provide privacy and security for satellite and network communications. The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries and have been restated for all prior periods presented to reflect the acquisition of Software Security, Inc. (SSI), which has been accounted for using the pooling-of-interest method (Note 2). All significant intercompany balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform with the 1996 presentation.


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


MARKETABLE SECURITIES

     All investment securities are considered to be available-for-sale and are carried at fair value. Management determines classification at the time of purchase and reevaluates its appropriateness at each balance sheet date. The Company's marketable securities consist of tax-exempt and other debt instruments that bear interest at variable rates. As of December 31, 1996 and 1995 gross unrealized gains were $154,000 and $52,000, respectively. There were no material realized gains or losses recognized for the years ending December 31, 1996 and 1995. The cost of securities sold is based on the specific identification method. The Company's portfolio of marketable debt securities at December 31, 1996 matures as follows: 27% in 1997, 52% in 1998-2001, 9% in
2002-2005 and 12% thereafter.

                           RAINBOW TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


SOFTWARE DEVELOPMENT COSTS

     Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Amortization of capitalized software development costs commences when the products are available for general release to customers and is determined using the straight line method over the expected useful lives of the respective products.

     At December 31, 1996 and 1995, the Company had capitalized computer software development costs of $766,000 and $735,000, respectively. Amortization of computer software development costs for the year ended December 31, 1996 amounted to $44,000. There was no such amortization for the years ended December 31, 1995 and 1994. During 1996, the Company wrote-off $273,000 of previously capitalized computer software development costs.


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

     Inventories other than inventoried costs relating to long-term contracts are stated at the lower of cost (first-in, first-out basis) or market.


PROPERTY, PLANT AND EQUIPMENT

     Additions to property, plant, equipment and leasehold improvements are recorded at cost and depreciated on the straight-line method over their estimated useful lives as follows:

          Buildings.......................................        31 years
          Furniture.......................................    5 to 7 years
          Equipment.......................................    3 to 7 years
          Leasehold improvements..........................   Term of lease


INTANGIBLE ASSETS

     Intangible assets consisting of goodwill and patents are amortized using the straight-line method over seven years. Goodwill represents the excess of purchase price over the estimated fair value of assets acquired.

                           RAINBOW TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

LONG-LIVED ASSETS

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In accordance with SFAS No. 121, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The adoption of SFAS No. 121 had no impact on the Company's financial condition or results of operations.


REVENUE RECOGNITION

Software Protection Products

     The Company recognizes revenues from Software Protection Product sales at the time of shipment. Provision is currently made for estimated product returns which may occur under programs the Company has with certain of its distributors.

Information Security Products

     Catalog product revenues and revenues under certain fixed-price contracts calling for delivery of a specified number of units are recognized as deliveries are made. Revenues under cost-reimbursement contracts are recognized as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. Certain contracts are awarded on a fixed-price incentive fee basis. Incentive fees on such contracts are considered when estimating revenues and profit rates and are recognized when the amounts can reasonably be determined. The costs attributed to units delivered under fixed-price contracts are based on the estimated average cost per unit at contract completion. Profits expected to be realized on long-term contracts are based on total revenues and estimated costs at completion. Revisions to contract profits are recorded in the accounting period in which the revisions are made. Estimated losses on contracts are recorded when identified. For research and development and other cost-plus-fee type contracts, the Company recognizes contract earnings using the percentage-of-completion method. The estimated contract revenues are recognized based on percentage-of-completion as determined by the cost-to-cost basis whereby revenues are recognized ratably as contract costs are incurred.


WARRANTY

     The Company generally warrants its products for one year. An estimate of the amount required to cover warranty expense on products sold is charged against income at the time of sale.


ADVERTISING

     The Company expenses the costs of advertising as incurred. Advertising expense was $2,221,000, $1,212,000 and $1,123,000 for 1996, 1995, and 1994,
respectively.

RESEARCH AND DEVELOPMENT

     Expenditures for research and development are expensed as incurred.

INCOME TAXES

     Deferred taxes are provided for items recognized in different periods for financial and tax reporting purposes in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting For Income Taxes."

                           RAINBOW TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

FOREIGN CURRENCY

     Balance sheet accounts denominated in foreign currencies are translated at exchange rates as of the date of the balance sheet and income statement accounts are translated at average exchange rates for the period. Translation gains and losses are accumulated as a separate component of Shareholders' Equity. The Company has adopted local currencies as the functional currencies for its subsidiaries because their principal economic activities are most closely tied to the respective local currencies.

     The Company may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. It does not engage in currency speculation. Foreign currency transaction gains and losses are included in current earnings. There were no foreign exchange contracts at December 31, 1996.

STOCK OPTION PLANS

     Effective January 1, 1996, the Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) and accordingly, is continuing to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The adoption of SFAS No. 123 had no impact on the Company's consolidated results of operations or financial position.

                           RAINBOW TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

EARNINGS PER SHARE

     Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares include the potential dilution from the exercise of common stock options determined using the treasury stock method when the effect of such options is dilutive.


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

     The Company sells the majority of its Software Protection Products to software developers and wholesale distributors throughout North America, Europe and Asia Pacific. The majority of the Company's Information Security Products are sold to the U.S. Government (Note 3). The U.S. Government accounted for over 65%, 81%, and 95% of contract revenues in 1996, 1995, and 1994, respectively. In addition, approximately 81% and 90% of contract accounts receivable and approximately 78% and 90% of unbilled costs and fees at December 31, 1996 and 1995, respectively, were related to the U.S. Government.

                           RAINBOW TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

2.   ACQUISITIONS

     On October 4, 1996, the Company acquired Software Security, Inc. (SSI) in a merger transaction resulting in SSI becoming a wholly-owned subsidiary of Rainbow. SSI, a Connecticut corporation with headquarters in Darien, Connecticut, designs, develops and manufactures software security products to prevent the unauthorized use of intellectual property. These products are sold in the U.S. and Europe. Shareholders of SSI received 0.35 shares of Company common stock for each share of issued and outstanding SSI common stock. Accordingly, the Company issued 336,511 shares of its common stock to SSI shareholders in exchange for all outstanding SSI shares. In addition, 4,366 shares of Rainbow common stock were reserved for issuance upon the exercise of assumed SSI options. The merger was accounted for as a pooling-of-interests. Expenses associated with the merger of approximately $191,000 were included in the consolidated results of operations for the year ended December 31, 1996. There were no significant intercompany transactions between Rainbow and SSI during any period presented.

     On March 6, 1996, the Company entered into an agreement to acquire up to 58% of Quantum Manufacturing Technologies, Inc. (QMT) of Albuquerque, New Mexico, in exchange for $4.2 million, subject to certain technology and business milestones. The Company has invested $2.7 million for 48.5% of the common stock of QMT and is accounting for this investment under the equity method. The Company's share in QMT losses for the year ended December 31, 1996 amounted to approximately $524,000. QMT, a development stage company formed in 1995, has an exclusive worldwide license from Sandia National Laboratories for the commercial use and exploitation of patented pulsed power ion beam surface treatment technology known as "IBEST".

     On June 1, 1995, the Company acquired Mykotronx, Inc. (Mykotronx) in a merger transaction resulting in Mykotronx becoming a wholly-owned subsidiary of Rainbow. The merger was accounted for as a pooling-of-interests. Mykotronx, a California corporation with headquarters in Torrance, California, designs, develops and manufactures information security products to provide privacy and security for voice communication and data transmission. These products are sold to the U.S. Government and customers in the aerospace and telecommunications industries. Shareholders of Mykotronx received 2.64 shares of the Company's common stock for each share of issued and outstanding Mykotronx common stock. Accordingly, the Company issued 1,620,564 shares of its common stock to Mykotronx shareholders in exchange for all outstanding Mykotronx shares. In addition, 195,096 shares of Rainbow common stock were reserved for issuance upon the exercise of assumed Mykotronx stock options. Expenses associated with the merger of approximately $552,000 were included in the consolidated results of operations for the year ended December 31, 1995.

     Revenue and net income from the combining companies included in the accompanying consolidated results of operations were as follows (the Rainbow amounts have been restated to reflect the acquisition of SSI):

                                                   Rainbow       Mykotronx     Consolidated
                                                   -------       ---------     ------------
For the five months ended May 31, 1995
  (prior to the effective date of the
  Mykotronx merger):
     Revenue..................................   $19,314,000     $9,663,000     $28,977,000
     Net income...............................     2,489,000      1,278,000       3,767,000

For the year ended December 31, 1994:
     Revenue ........................................    44,243,000          16,571,000            60,814,000
     Net income .....................................     5,738,000           1,444,000             7,182,000

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

     In exchange for a minority interest, the Company contributed the assets acquired from the AND Group, Inc. and other assets to Vendor Systems International, Inc. (VSI). VSI is a company located in Minneapolis, Minnesota.

                           RAINBOW TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

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

     The Company has unbilled costs and fees of $2,249,000 and $3,962,000 at December 31, 1996 and 1995, respectively . Based on the Company's experience with similar contracts in recent years, the unbilled costs and fees are expected to be collected within one year.


4.  INVENTORIES

     Inventories consist of the following at December 31:

                                                     1996           1995
                                                  ----------     ----------
 Raw materials                                    $  908,000     $1,365,000
 Work in process                                     819,000        621,000
 Finished goods                                    3,211,000      1,476,000
 Inventoried costs relating to long-term
    contracts, net of amounts attributed
    to revenues recognized to date                 2,915,000         97,000
                                                  ----------     ----------
                                                  $7,853,000     $3,559,000
                                                  ==========     ==========


     The amount of general and administrative expenses remaining in inventories at December 31, 1996 and December 31, 1995 was $124,000 and $11,000,
respectively.

5.  LONG-TERM DEBT

Long-term debt consists of a note payable to a bank with principal and interest at 11.98% payable quarterly, in French Francs. The note matures in January 2005 and is secured by a building with a net book value of $6,677,000 at December 31, 1996.

     Annual principal payments are as follows:

              1997          ................................    $  301,000
              1998          ................................       297,000
              1999          ................................       296,000
              2000          ................................       296,000
              2001          ................................       296,000
              Thereafter    ................................       960,000
                                                                ----------
                                                                $2,446,000
                                                                ==========

                           RAINBOW TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

6.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values presented are estimates of the fair value of the financial instruments at a specific point in time using available market information and appropriate valuation methodologies. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the fair values presented are not necessarily indicative of amounts the Company could realize or settle currently. The Company does not intend to dispose of or liquidate such instruments prior to maturity.

     The carrying values and estimated fair values of the Company's financial instruments are as follows for the years ended December 31:

                                              1996                         1995
                                 --------------------------     -----------------------------
                                   Carrying      Estimated      Carrying      Estimated Fair
                                     Value       Fair Value       Value            Value
                                     -----       ----------       -----            -----
Marketable securities ......     $11,437,000    $11,437,000     $11,799,000       $11,799,000
Long-term debt .............       2,446,000      2,714,000       2,932,000         3,363,000


7.  COMMITMENTS AND CONTINGENCIES

     The Company has purchase commitments with various vendors for approximately $4,038,000 as of December 31, 1996. These purchase commitments are payable in less than a year.

     Annual obligations under non-cancelable operating leases are as follows:

              1997   .................................     $1,442,000
              1998   .................................      1,431,000
              1999   .................................      1,371,000
              2000   .................................      1,187,000
              2001   .................................        866,000
              Thereafter..............................        695,000
                                                           ----------
                                                           $6,992,000
                                                           ==========

     Rent expense charged to operations for the years ended December 31, 1996, 1995 and 1994 was $1,410,000, $1,331,000 and $912,000, respectively.

8.  STOCK OPTION PLANS

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                           RAINBOW TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

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

     On April 12, 1990, the Board of Directors of the Company terminated the 1987 plans and approved the Company's 1990 Stock Option Plan under which non-statutory or incentive stock options may be granted to key employees and individuals who provide services to the Company. Up to an aggregate of 450,000 shares of the Company's common stock were originally authorized for issuance. Options become exercisable and expire at the discretion of the Board of Directors, although the plans specify that no options shall be exercisable prior to 12 months from the date of grant and all options expire ten years from the date of grant. On June 29, 1993, the Board of Directors of the Company amended the Company's Restated 1990 Stock Option Plan to authorize the issuance of an additional 450,000 shares of common stock. At the May 31, 1995 shareholder meeting, an increase of 750,000 was approved. As of December 31, 1996 the total number of shares reserved for issuance under the existing stock option plan and agreements total 141,196.

     The following is a summary of changes in options outstanding pursuant to the plans for the years ended December 31:

                                 1996                   1995                   1994
                        --------------------   --------------------   -------------------
                                    Weighted              Weighted               Weighted
                                    Average               Average                Average
                                    Exercise              Exercise               Exercise
                         Options     Price     Options      Price     Options     Price
Outstanding -
beginning of year       1,286,034    $12.80   1,095,486    $10.25     874,659     $10.84
   Granted                341,879     15.82     351,300     18.74     530,996      10.40
   Exercised             (241,211)     5.74    (146,162)     8.97    (138,117)      6.74
   Cancelled              (44,980)    16.14     (14,590)    13.88    (172,052)     17.37
                        ---------    ------   ---------    ------   ---------     ------
Outstanding - end
  of year               1,341,722    $14.32   1,286,034    $12.80   1,095,486     $10.25
                        =========    ======   =========    ======   =========     ======
Exercisable at end
  of year                 597,277    $12.97     430,961    $ 9.93     267,360     $ 9.69
Weighted-average
  fair value of
  options granted
  during the year           $6.18                 $7.25                 $7.34

                           RAINBOW TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

     The following table summarizes information about stock options outstanding at December 31, 1996:

                                    Outstanding                          Exercisable
                      ---------------------------------------      ---------------------------
                                      Weighted
                                       Average
                                      Remaining     Weighted                      Weighted
     Range of           Number       Contractual     Average        Number         Average
  Exercise Prices     Outstanding       Life      Exercise Price   Exercisable   Exercise Price
  ---------------     -----------       ----      --------------   -----------   --------------
$ 3.020 to  3.290       61,514         0.41         $ 3.22           49,117         $ 3.20
  5.379 to  6.600       57,385         2.71           6.14           57,125           6.14
  8.730 to 12.000      405,482         7.40          11.43          235,005          11.49
 13.500 to 18.750      791,591         8.62          17.04          253,630          17.69
 20.750 to 21.125       25,750         8.84          20.86            2,400          20.75


     The weighted-average remaining contractual life of stock options outstanding at December 31, 1996 and 1995 was 7.6 years and 7.4 years, respectively.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995: risk free interest rate of 6.3%; no dividend yield; a volatility factor of the expected market price of the Company's common stock of 0.38; and a weighted-average life of each option of 4 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                   1996           1995
                                                   ----           ----
        Pro forma net income                   $9,840,000      $9,417,000
        Pro forma earnings per share           $     1.22      $     1.18

     Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1998. The results above are not likely to be representative of the effects of applying SFAS 123 on reported net income or loss for future years as these amounts reflect the expense for only one or two years vesting.

                           RAINBOW TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
9.  INCOME TAXES

     The provision (benefit) for income taxes consists of the following for the years ended December 31:

                                  1996             1995             1994
                              ----------------------------------------------
Current:
     Federal  ............    $4,775,000         $3,496,000       $3,624,000
     State    ............     1,387,000          1,202,000          871,000
     Foreign  ............     1,923,000          1,785,000          812,000
                              ----------         ----------       ----------
                               8,085,000          6,483,000        5,307,000
Deferred:
     Federal  ............      (567,000)           329,000         (308,000)
     State    ............       (96,000)            34,000           99,000
     Foreign  ............        (3,000)           130,000          198,000
                              ----------         ----------       ----------
                                (666,000)           493,000          (11,000)
                              ----------         ----------       ----------
                              $7,419,000         $6,976,000       $5,296,000
                              ==========         ==========       ==========

A reconciliation of the statutory federal income tax provision to the actual provision follows for the years ended December 31:

                                                              1996                1995               1994
                                                           -------------------------------------------------
Statutory federal income tax expense.................      $6,278,000         $5,777,000          $4,267,000
Non-deductible amortization of goodwill..............         624,000            610,000             587,000
State taxes, net of federal benefit..................         839,000            804,000             649,000
Non-deductible merger related costs..................         116,000            185,000             123,000
Effect of foreign operations, net ...................        (242,000)          (116,000)            183,000
Research and experimentation credit .................           -                (30,000)           (185,000)
Municipal interest...................................        (223,000)          (156,000)           (166,000)
Other................................................          27,000            (98,000)           (162,000)
                                                           ----------         ----------          ----------
                                                           $7,419,000         $6,976,000          $5,296,000
                                                           ==========         ==========          ==========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities are as follows for the years ended December 31:

                                                                       1996                  1995
                                                                  -----------------------------------
Deferred tax assets:
     Foreign tax loss carryforwards.........................      $   554,000             $   493,000
     Contract revenue recognized for tax reporting purposes            50,000                 184,000
     State taxes not currently deductible...................          423,000                 380,000
     Accruals and reserves not currently tax deductible.....        1,309,000                 341,000
     Tax credit carryforwards...............................          132,000                  25,000
                                                                  -----------             -----------
         Total deferred tax assets..........................        2,468,000               1,423,000
     Valuation allowance for deferred tax assets............         (554,000)               (493,000)
                                                                  -----------             -----------
                                                                    1,914,000                 930,000

Deferred tax liabilities:
     Cumulative translation adjustment......................          (14,000)               (298,000)
     Accruals without tax effect............................         (620,000)                (37,000)
     Tax depreciation.......................................       (1,501,000)             (1,482,000)
                                                                  -----------             -----------
         Total deferred tax liabilities.....................       (2,135,000)             (1,817,000)
                                                                  -----------             -----------
Net deferred tax liabilities ...............................      $  (221,000)            $  (887,000)
                                                                  ===========             ===========


United States and foreign earnings before income taxes are as follows for the years ended December 31:

                                       1996           1995               1994
                               -------------------------------------------------
     United States..........   $14,281,000         $12,875,000       $10,360,000
     Foreign................     3,655,000           3,915,000         2,118,000
                               -----------         -----------       -----------
                               $17,936,000         $16,790,000       $12,478,000
                               ===========         ===========       ===========

                           RAINBOW TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

The Company realized tax benefits of $383,000, $409,000, and $173,000 in 1996, 1995 and 1994, respectively, from the exercise of non-qualified stock options and disqualifying disposition of incentive stock options.


10.  BENEFIT PLANS

     At December 31, 1996, the Company sponsored two tax deferred defined contribution plans for all eligible US employees, each of which was sponsored by the predecessor companies prior to the merger of SSI into Rainbow. The Rainbow and Mykotronx plans were merged effective January 1, 1996. Under both plans, the employer matches certain employee contributions. During the years ended December 31, 1996, 1995 and 1994, Company contributions under both Plans totaled approximately $307,000, $183,000, and $156,000, respectively.


11.  RELATED PARTY TRANSACTIONS

     During the years ended December 31, 1996, 1995 and 1994 the Company made purchases of services from a company controlled by a director of the Company and royalty payments to a partnership controlled by certain corporate officers totaling $152,000, $197,000, and $288,000, respectively.

12.  INDUSTRY SEGMENTS

     The Company operates in two industry segments. The first segment is the development and sale of devices which protect data and software from unauthorized use (Software Protection Products segment). The second segment is the development and sale of information security products to provide privacy and security for voice communication and data transmission (Information Security Products segment). Summaries of the Company's operations by industry and geographic area are as follows:

A summary of the Company's operations by industry segment follows:

                                             For the year ended December 31, 1996
                                  -------------------------------------------------------
                                   Software     Information
                                  Protection      Security     Elimination   Consolidated
                                  ----------      --------     -----------   ------------
Revenues                          $57,440,000    $24,270,000    $       -    $81,710,000
Operating income                   13,736,000      3,529,000            -     17,265,000
Identifiable assets                78,562,000     15,052,000     (250,000)    93,364,000
Depreciation and amortization       4,055,000        219,000            -      4,274,000
Capital expenditures                1,298,000      1,421,000            -      2,719,000

                                              For the year ended December 31, 1995
                                  -------------------------------------------------------
                                   Software     Information
                                  Protection      Security     Elimination   Consolidated
                                  ----------      --------     -----------   ------------
Revenues                          $50,622,000    $21,962,000     $      -    $72,584,000
Operating income                   10,757,000      4,962,000            -     15,719,000
Identifiable assets                73,411,000      8,863,000            -     82,274,000
Depreciation and amortization       3,490,000        152,000            -      3,642,000
Capital expenditures                1,418,000        362,000            -      1,780,000

                           RAINBOW TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


                                                   For the year ended December 31, 1994
                                       ------------------------------------------------------------
                                        Software        Information
                                       Protection        Security       Elimination     Consolidated
                                       ----------        --------       -----------    -------------
Revenues                              $44,243,000      $16,571,000      $     -        $60,814,000
Operating income                       10,251,000        2,666,000            -         12,917,000
Identifiable assets                    60,919,000        6,340,000            -         67,259,000
Depreciation and amortization           3,123,000           71,000            -          3,194,000
Capital expenditures                      504,000          141,000            -            645,000


A summary of the Company's operations by geographic area follows:

                                               For the year ended December 31, 1996
                               -----------------------------------------------------------------
                               United States         Europe       Elimination       Consolidated
                               -------------         ------       -----------       ------------
Sales to unaffiliated
    customers.............       $61,976,000      $19,734,000      $        -        $81,710,000
Transfers between
    geographic areas......         1,042,000        3,160,000       (4,202,000)               -
                                 -----------      -----------      -----------       -----------
    Revenues..............       $63,018,000      $22,894,000      $(4,202,000)      $81,710,000
                                 ===========      ===========      ===========       ===========
Operating income..........       $13,664,000      $ 3,819,000      $  (218,000)      $17,265,000

Identifiable assets.......        61,280,000       32,414,000         (330,000)       93,364,000

                                               For the year ended December 31, 1995
                               -----------------------------------------------------------------
                               United States         Europe       Elimination       Consolidated
                               -------------         ------       -----------       ------------
Sales to unaffiliated
    customers.............       $54,953,000      $17,631,000      $        -        $72,584,000
Transfers between
geographic areas..........         1,223,000        3,249,000       (4,472,000)               -
                                 -----------      -----------      -----------       -----------
     Revenues.............       $56,176,000      $20,880,000      $(4,472,000)      $72,584,000
                                 ===========      ===========      ===========       ===========

Operating income..........       $12,058,000      $ 5,310,000      $(1,649,000)      $15,719,000
Identifiable assets.......        45,442,000       36,952,000         (120,000)       82,274,000


                                               For the year ended December 31, 1994
                               ----------------------------------------------------------------
                               United States         Europe       Elimination       Consolidated
                               -------------         ------       -----------       ------------
Sales to unaffiliated
    customers.............       $48,614,000      $12,200,000      $        -        $60,814,000
Transfers between
    geographic areas......           751,000        2,531,000       (3,282,000)               -
                                 -----------      -----------      -----------       -----------

    Revenues..............       $49,365,000      $14,731,000      $(3,282,000)      $60,814,000
                                 ===========      ===========      ===========       ===========

Operating income..........       $12,183,000      $ 2,733,000      $(1,999,000)      $12,917,000
Identifiable assets.......        37,812,000       29,607,000         (160,000)       67,259,000


                           RAINBOW TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

    Geographic information for Europe encompasses the Company's operations in France, the United Kingdom, Germany and Belarus. In determining operating income for each geographic area, sales and purchases between geographic areas have been accounted for on the basis of internal transfer prices set by the Company. Identifiable assets are those tangible and intangible assets used in operations in each geographic area.


13.  SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

                                 March 31, 1996  June 30, 1996  September 30, 1996  December 31, 1996
                                 --------------  -------------  ------------------  -----------------
Revenues :
  Software Protection........     $14,454,000     $14,853,000       $13,981,000         $14,152,000
  Information Security.......       6,127,000       5,997,000         5,101,000           7,045,000
                                  -----------     -----------       -----------         -----------
Total Revenues...............     $20,581,000     $20,850,000       $19,082,000         $21,197,000
                                  ===========     ===========       ===========         ===========

Cost of revenues:
  Software Protection........     $ 4,375,000     $ 4,467,000       $ 4,026,000         $ 4,183,000
  Information Security.......       5,168,000       5,097,000         4,145,000           5,441,000
                                  -----------     -----------       -----------         -----------
Total cost of revenues.......     $ 9,543,000     $ 9,564,000       $ 8,171,000         $ 9,624,000
                                  ===========     ===========       ===========         ===========

Operating income.............     $ 4,321,000     $ 4,275,000       $ 3,804,000         $ 4,865,000
Net income...................       2,833,000       2,674,000         2,049,000           2,961,000
Net income per share.........     $      0.35     $      0.33       $      0.26         $      0.37

                                 March 31, 1995  June 30, 1995  September 30, 1995  December 31, 1995
                                 --------------  -------------  ------------------  -----------------

Revenues:
 Software Protection.........     $12,368,000     $12,080,000       $12,238,000         $13,936,000
 Information Security........       5,091,000       6,091,000         5,090,000           5,690,000
                                   -----------    -----------       -----------         -----------
Total revenues...............     $17,459,000     $18,171,000       $17,328,000         $19,626,000
                                  ============    ===========       ===========         ===========
Cost of revenues:
 Software Protection.........     $ 3,420,000     $ 3,555,000       $ 3,394,000         $ 4,165,000
 Information Security........       3,870,000       4,650,000         4,007,000           4,338,000
                                  -----------     -----------       -----------         -----------
Total cost of revenues.......     $ 7,290,000     $ 8,205,000       $ 7,401,000         $ 8,503,000
                                  ===========     ===========       ===========         ===========

Operating income.............     $ 3,734,000     $ 3,528,000       $ 3,697,000         $ 4,760,000
Net income...................       2,263,000       2,226,000         2,498,000           2,827,000
Net income per share.........     $      0.29     $      0.28       $      0.31         $      0.35

Net income per share is computed independently for each of the quarters presented and the summation of quarterly amounts may not equal the total net income per share reported for the year.(C)

                           RAINBOW TECHNOLOGIES, INC.
          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                          Balance                   Deductions/
                                                             At                     Recoveries      Balance At
                                                         Beginning                     and            End of
              Description                                 Of Year     Additions     Write-Offs         Year
              -----------                                 -------     ---------     ----------         ----
For the year ended December 31:
  1996
    Allowance for doubtful accounts receivable.......     $453,000      $33,000      $(156,000)      $330,000
  1995
    Allowance for doubtful accounts receivable.......     $391,000      $76,000      $ (14,000)      $453,000
  1994
    Allowance for doubtful accounts receivable.......     $505,000      $20,000      $(134,000)      $391,000

                                 INDEX EXHIBIT

                                                                            SEQUENTIALLY
EXHIBIT                                                                       NUMBERED
NUMBER                           DESCRIPTION                                    PAGE
-------                          -----------                                ------------
2.(i)    Agreement and Plan of Reorganization, dated as of January 26,
         1995 among the Company, Rainbow Acquisition Inc., a California corporation and a wholly owned subsidiary of Rainbow, and
         Mykotronx, Inc., a California corporation ("Mykotronx")
         (incorporated by reference to the Company's Registration
         Statement on Form S-4 under the Securities Act of 1933, as amended, effective on April 20,1995, Registration No.33-89918)...

2.(ii)   Agreement and Plan of Merger, dated September 30, 1996, by and among the Company, RNBO Acquisition Corporation, a Nevada
         corporation and a wholly-owned subsidiary of the Company, and
         Software Security, Inc., a Connecticut corporation...............

3.(i)    Articles of Incorporation of Rainbow, as amended (incorporated by reference to Exhibit 3(a) to Rainbow's Registration Statement on
         Form S-18 under the Securities Act of 1933, as amended, filed on
         July 20, 1987-File No. 33-15956-LA (the "S-18 Registration
         Statement")).....................................................

3.(ii)   By-Laws of Rainbow (incorporated by reference to Exhibit 3(b) to the S-18 Registration Statement).................................

4(a)     See Exhibit 3(i).................................................

4(b)     See Exhibit 3(ii)................................................

10(a)    Lease for premises at 50 Technology Drive, Irvine, California, dated June 1, 1995, between the Company and Birtcher Medical
         Systems, Inc., a California corporation (filed as an exhibit to the Company's 1995 Form 10-K)....................................

10(b)    Agreement, dated May 26, 1989, between the Company and Catalyst
         Semiconductor, Inc. (incorporated by reference to Exhibit 10(h)
         of the Company's 1989 Annual Report on Form 10-K under the
         Securities Exchange Act of 1934 filed in March 1990
         (the "1989 10-K"))...............................................

10(c)    Agreement, dated August 17, 1989, between the Company and
         Catalyst Semiconductor, Inc. (incorporated by reference to
         Exhibit 10(i) of the 1989 10-K)..................................

10(d)    1990 Incentive Stock Option Plan as amended (incorporated by reference to Exhibit 10(j) of the 1991 10-K))....................

10(e)    Asset Purchase Agreement, dated January 20,1994, between the
         Company and the AND Group, Inc. (incorporated by reference to
         Exhibit 10(s) to the Company's 1993 Annual Report on Form 10-K
         under the Securities Exchange Act of 1934 filed in March 1994
         (the "1993 10-K"))...............................................

10(f)    Employment Agreement, dated February 16, 1990, between the
         Company and Walter W. Straub (incorporated by reference to
         Exhibit 10(j) of the 1989 10-K)..................................

10(g)    Change of Control Agreement, dated February 16, 1990, between the Company and Walter W. Straub (incorporated by reference to
         Exhibit 10(k) of the 1989 10-K)..................................

10(h)    Employment Agreement, dated January 15, 1992, between the
         Company and Peter M. Craig (incorporated by reference to Exhibit
         10(m) of the 1991 10-K)..........................................

10(i)    Change of Control Agreement, dated January 15, 1992, between the Company and Peter M. Craig (incorporated by reference to
         Exhibit 10(n) of the 1991 10-K)..................................

10(j)    Employment Agreement, dated January 5, 1995, between the
         Company and Norman L. Denton, III (incorporated by reference to
         Exhibit 10(j) of the Company's 1994 Annual Report on Form 10-K
         under the Securities Exchange Act of 1934, filed in March 1995
         (the "1994 10-K"))...............................................


                                                                            SEQUENTIALLY
EXHIBIT                                                                       NUMBERED
NUMBER                        DESCRIPTION                                       PAGE
-------                       -----------                                   ------------
10(k)    Change of Control Agreement, dated January 5, 1995, between the Company and Norman L. Denton, III (incorporated by reference to Exhibit 10(k) to the 1994 10-K)...............................

10(l)    Employment Agreement, dated January 5, 1995, between the
         Company and Patrick E. Fevery (incorporated by reference to
         Exhibit 10(l) of the 1994 10-K)..................................

10(m)    Change of Control Agreement, dated January 5, 1995, between the Company and Patrick E. Fevery (incorporated by reference to
         Exhibit 10(m) of the 1994 10-K)..................................

10(n)    Employment Agreement, dated January 5, 1995, between the Company and Paul A. Bock (incorporated by reference to Exhibit 10(n) of the 1994 10-K)...................................................

10(o)    Change of Control Agreement, dated January 5, 1995, between the Company and Paul A. Bock (incorporated by reference to
         Exhibit 10(o) of the 1994 10-K)..................................

10(p)    Employment Agreement, dated May 31, 1995, among Mykotronx, the Company and Theodore S. Bettwy (filed as an exhibit to the Company's 1995 Form 10-K)....................................

10(q)    Employment Agreement dated May 31, 1995, among Mykotronx,
         the Company and John C. Droge (filed as an exhibit to the
         Company's 1995 Form 10-K)........................................

21(a)    List of Rainbow's wholly-owned subsidiaries......................

23       Consents of Independent Auditors.................................
         (1) Ernst & Young LLP............................................
         (2) KMPG Peat Marwick LLP........................................

27     FINANCIAL DATA SCHEDULE............................................