Form 10-Q
period 1997-03-31
RAINBOW TECHNOLOGIES INC
filed 1997-05-15
CIK 819706

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



      For the Quarter ended March 31, 1997 Commission file number: 0-16641



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

                                 Yes    X    No
                                       ---       ---


The number of shares of common stock, $.001 par value, outstanding as of March 31, 1997 was 7,812,733.

                           RAINBOW TECHNOLOGIES, INC.


                                TABLE OF CONTENTS


PART 1  -  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Balance Sheets at
                  March 31, 1997 and December 31, 1996                          3

                  Condensed Consolidated Statements of Income
                  for the Three Months ended March 31, 1997 and 1996            4

                  Condensed Consolidated Statements of Cash Flows
                  for the Three Months ended March 31, 1997 and 1996            5

                  Notes to Condensed Consolidated Financial Statements          6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                 9

PART 11  -  OTHER INFORMATION

         Item 1 to 6 - Not applicable

SIGNATURES                                                                     11

                           RAINBOW TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  March 31, 1997      December 31, 1996
                                                                                  --------------      -----------------
                                                                                   (unaudited)
                                    A S S E T S

Current assets:
   Cash and cash equivalents...................................................      $33,782,000            $31,735,000
   Marketable securities available-for-sale....................................       10,970,000             11,437,000
   Accounts receivable, net of allowance for doubtful accounts
     of $423,000 and $330,000 in 1997 and 1996, respectively...................       12,371,000             15,297,000
   Inventories ................................................................        6,173,000              7,853,000
   Unbilled costs and fees.....................................................        3,111,000              2,249,000
   Prepaid expenses and other current assets...................................        2,289,000              2,106,000
                                                                                     -----------            -----------
       Total current assets....................................................       68,696,000             70,677,000
Property, plant and equipment, at cost:
   Buildings...................................................................        8,512,000              9,122,000
   Furniture...................................................................        1,164,000              1,200,000
   Equipment...................................................................        6,556,000              6,026,000
   Leasehold improvements......................................................          402,000                347,000
                                                                                     -----------            -----------
                                                                                      16,634,000             16,695,000
   Less accumulated depreciation and amortization..............................        4,664,000              4,615,000
                                                                                     -----------            -----------
       Net property, plant and equipment.......................................       11,970,000             12,080,000
Goodwill, net of accumulated amortization of $7,812,000 and
  $7,936,000 in 1997 and 1996, respectively....................................        3,389,000              4,064,000
Other assets, net of accumulated amortization of $2,544,000
  and $2,199,000 in 1997 and 1996, respectively................................        7,432,000              6,543,000
                                                                                     -----------            -----------
                                                                                     $91,487,000            $93,364,000
                                                                                     ===========            ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable............................................................      $ 2,694,000            $ 4,109,000
   Accrued payroll and related expenses........................................        1,960,000              3,339,000
   Other accrued liabilities...................................................        1,441,000              1,500,000
   Income taxes payable........................................................        1,575,000                948,000
   Billings in excess of costs and fees........................................           87,000                314,000
   Long-term debt, due within one year.........................................          276,000                301,000
                                                                                     -----------            -----------
        Total current liabilities..............................................        8,033,000             10,511,000
Long-term debt, net of current portion.........................................        1,930,000              2,145,000
Deferred income taxes .........................................................        1,241,000              1,515,000
Other liabilities..............................................................          121,000                117,000
Shareholders' equity:
   Common stock, $.001 par value, 20,000,000 shares
     authorized, 7,812,733 and 7,775,389 shares issued
     and outstanding in 1997 and 1996, respectively............................            8,000                  8,000
   Additional paid-in capital..................................................       31,025,000             30,686,000
   Cumulative translation adjustment...........................................       (1,903,000)              (251,000)
   Cumulative difference between cost and market value of marketable
     securities................................................................          121,000                154,000
   Retained earnings...........................................................       50,911,000             48,479,000
                                                                                     -----------            -----------
         Total shareholders' equity............................................       80,162,000             79,076,000
                                                                                     -----------            -----------
                                                                                     $91,487,000            $93,364,000
                                                                                     ===========            ===========


                            See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                            Three months ended    Three months ended
                                              March 31, 1997        March 31, 1996
                                            ------------------    ------------------
Revenues:
   Software protection products ........      $ 13,973,000          $ 14,454,000
   Information security products .......         6,810,000             6,127,000
                                              ------------          ------------
        Total revenues .................        20,783,000            20,581,000

Operating expenses:
   Cost of software protection products          4,181,000             4,375,000
   Cost of information security products         5,711,000             5,168,000
   Selling, general and administrative .         5,265,000             4,781,000
   Research and development ............         1,381,000             1,484,000
   Goodwill amortization ...............           412,000               452,000
                                              ------------          ------------
        Total operating expenses .......        16,950,000            16,260,000
                                              ------------          ------------
Operating income .......................         3,833,000             4,321,000
Interest income ........................           426,000               434,000
Interest expense .......................           (70,000)              (87,000)
Other income (expense) .................          (144,000)               74,000
                                              ------------          ------------
Income before provision for income taxes         4,045,000             4,742,000
Provision for income taxes .............         1,613,000             1,909,000
                                              ------------          ------------
Net income .............................      $  2,432,000          $  2,833,000
                                              ============          ============
Net income per common and common
   equivalent share ....................      $       0.30          $       0.35
                                              ============          ============
Weighted average common and common
   equivalent shares outstanding .......         8,058,000             8,059,000
                                              ============          ============

                            See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                              Three months ended   Three months ended
                                                                                 March 31, 1997      March 31, 1996
                                                                              ------------------   ------------------
Cash flows from operating activities:
   Net income .........................................................         $  2,432,000          $  2,833,000
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Amortization ....................................................              766,000               735,000
      Depreciation ....................................................              409,000               395,000
      Change in deferred income taxes .................................               20,000              (689,000)
      Allowance for doubtful accounts .................................              100,000                60,000
      Loss from retirement of property, plant, and equipment ..........               41,000                    --
      Write-down of long-term investment ..............................               75,000                50,000
      Share in investee's loss ........................................              120,000                    --
      Changes in operating assets and liabilities:
          Accounts receivable .........................................            2,587,000              (964,000)
          Inventories .................................................            1,631,000            (2,569,000)
          Unbilled costs and fees .....................................             (862,000)              940,000
          Prepaid expenses and other current assets ...................             (132,000)              (22,000)
          Accounts payable ............................................           (1,410,000)            1,924,000
          Accrued liabilities .........................................           (1,402,000)             (811,000)
          Billings in excess of costs and fees ........................             (227,000)                   --
          Income taxes payable ........................................              664,000             1,887,000
                                                                                 -----------           -----------
                 Net cash provided by operating activities ............            4,812,000             3,769,000

Cash flows from investing activities:
   Purchase of marketable securities  .................................             (561,000)             (338,000)
   Sale of marketable securities ......................................              995,000               500,000
   Purchases of property, plant, and equipment ........................             (913,000)             (596,000)
   Other long-term assets .............................................             (851,000)           (1,056,000)
   Capitalized software development costs .............................             (532,000)                   --
                                                                                 -----------           -----------
                 Net cash used in investing activities ................           (1,862,000)           (1,490,000)
Cash flows from financing activities:
   Exercise of common stock options  ..................................              158,000               932,000
   Payment of long-term debt ..........................................              (71,000)              (76,000)
                                                                                 -----------          ------------
                 Net cash provided by financing activities ............               87,000               856,000
Effect of exchange rate changes on cash ...............................             (990,000)             (201,000)
                                                                                 -----------          ------------
Net increase in cash and cash equivalents  ............................            2,047,000             2,934,000
Cash and cash equivalents at beginning of period ......................           31,735,000            25,330,000
                                                                                 -----------          ------------
Cash and cash equivalents at end of period ............................          $33,782,000          $ 28,264,000
                                                                                 ===========          ============
Supplemental disclosure of cash flow information:
 Income taxes paid ....................................................         $  1,292,000          $     70,000
 Interest paid ........................................................               77,000                86,000




                            See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (Unaudited)

1.   Basis of presentation

The accompanying financial statements consolidate the accounts of Rainbow Technologies, Inc. (the Company) and its wholly-owned subsidiaries. Amounts for the three month period ended March 31, 1996 have been restated to reflect the acquisition of Software Security, Inc. (SSI) which has been accounted for using the pooling-of-interest method (Note 5). All significant inter-company balances and transactions have been eliminated.

In the opinion of the Company's management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 1997 and results of operations for the three months ended March 31, 1997 and 1996. The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's December 31, 1996 Annual Report on Form 10-K. Results of operations for the three months ended March 31, 1997 are not necessarily indicative of results to be expected for the full year.

The Company has subsidiaries in the United Kingdom, Germany, France and Belarus. The Company utilizes the currencies of the countries where its foreign subsidiaries operate as the functional currency. In accordance with Statement of Financial Accounting Standards No. 52, the balance sheets of the Company's foreign subsidiaries are translated into U.S. dollars at the exchange rates at the respective dates. The income statements of those subsidiaries are translated into U.S. dollars at the weighted average exchange rates for the respective periods presented.


2.   Earnings per share

Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares include the potential dilution from the exercise of stock options.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 redefines the standards for computing earnings per share and is effective for the company on December 31, 1997. The company believes adoption of SFAS No. 128 will not have a material impact on future earnings per share calculations.


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

The Company has unbilled costs and fees at March 31, 1997 of $3,111,000. Based on the Company's experience with similar contracts in recent years, the unbilled costs and fees are expected to be collected within one year.


4.   Inventories

Inventoried costs relating to long-term contracts are stated at the actual production costs, including pro-rata allocations of factory overhead and general and administrative costs incurred to date reduced by amounts identified with revenue recognized on units delivered. The costs attributed to units delivered under such long-term contracts are based on the estimated average cost of all units expected to be produced.

Inventories, other than inventoried costs relating to long-term contracts, are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:

                                 March 31, 1997   December 31, 1996
                                 --------------   -----------------
Raw materials                     $  704,000         $  908,000
Work in process                    1,043,000            819,000
Finished goods                     2,936,000          3,211,000
Inventoried costs related
  to long-term contracts           1,490,000          2,915,000
                                  ----------         ----------
                                  $6,173,000         $7,853,000
                                  ==========         ==========

5.   Acquisitions

On October 4, 1996, the Company acquired Software Security, Inc. ("SSI") in a merger transaction resulting in SSI becoming a wholly-owned subsidiary of Rainbow. SSI, headquartered in Darien, Connecticut, designs, develops and manufactures software security products to prevent the unauthorized use of intellectual property. These products are sold in the U.S. and Europe. Shareholders of SSI received 0.35 shares of Company common stock for each share of issued and outstanding SSI common stock. Accordingly, the Company issued 336,511 shares of its common stock to SSI shareholders in exchange for all outstanding SSI shares. In addition, 4,366 shares of Rainbow common stock were reserved for issuance upon the exercise of assumed SSI options. The merger was accounted for as a pooling-of-interests. Expenses associated with the merger of approximately $191,000 were included in the consolidated results of operations for the year ended December 31, 1996. There were no significant intercompany transactions between Rainbow and SSI during any period presented.

On March 6, 1996 the Company entered into an agreement to acquire up to 58% of Quantum Manufacturing Technologies, Inc. ("QMT") of Albuquerque, New Mexico. QMT has recently obtained the exclusive worldwide license from Sandia National Laboratories for the commercial use and exploitation of patented pulsed power ion beam surface treatment technology known as "IBEST". IBEST technology benefits and enhances the durability and utility of a large number of industrial and consumer products at relatively low cost and without creating any impact on the environment.

On June 1, 1995, the Company acquired Mykotronx in a merger transaction resulting in Mykotronx becoming a wholly-owned subsidiary of Rainbow. Mykotronx, headquartered in Torrance, California, designs, develops and manufactures information security products to provide privacy and security for voice communication and data transmission. These products are sold to the U.S. Government and customers in the aerospace and telecommunications industries. Shareholders of Mykotronx received 2.64 shares of Company common stock for each share of issued and outstanding Mykotronx common stock. Accordingly, the Company issued 1,620,564 shares of its common stock to Mykotronx shareholders in exchange for all outstanding Mykotronx shares. In addition, 195,096 shares of Rainbow common stock were reserved for issuance upon the exercise of assumed Mykotronx options. The merger was accounted for as a pooling-of-interests.


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

                           RAINBOW TECHNOLOGIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the consolidated results of operations and the consolidated financial position of the Company during the periods included in the accompanying condensed consolidated financial statements. This discussion should be read in conjunction with the related condensed consolidated financial statements and associated notes. Prior period financial statements have been restated to reflect the acquisition of SSI, which has been accounted for using the pooling-of-interest method.

RESULTS OF OPERATIONS
(dollars in thousands)

                                         Three Months Ended March 31,
                                         ----------------------------
                                            1997            1996
                                            ----            ----
Revenues
     Software Protection Products          $13,973         $14,454
     Information Security Products           6,810           6,127
                                           -------         -------
     Consolidated                          $20,783         $20,581
                                           =======         =======

Operating Income
     Software Protection Products          $ 3,024         $ 3,399
     Information Security Products             809             922
                                           -------         -------
     Consolidated                          $ 3,833         $ 4,321
                                           =======         =======


SALES

Revenues from software protection products decreased by 3% to $13,973,000, when compared to the same period in 1996. The decrease in sales was primarily due to the delay in the anticipated orders from major accounts. The average selling price per product in the quarter ended March 31, 1997 increased approximately 7% when compared to the same period in 1996. Unit volume for the three months ended March 31, 1997 decreased by 11% when compared to the corresponding 1996 period. The increase in the average selling price and the decrease in unit volume is due to a change in customer mix. Major accounts were a main source of revenues in the quarter ended March 31, 1996 while base accounts comprised a major portion of revenues in the quarter ended March 31, 1997. Major accounts buy in higher unit volume with deeper discounts than base accounts.

Revenues from information security products also increased by 11% to $6,810,000, when compared to the same period in 1996. The revenue growth was primarily due to the continued strong performance in the space communication security products business with high volume deliveries of cryptographic black boxes on board spacecraft.


GROSS PROFIT

Gross profit from software protection products for the quarter ended March 31, 1997 remained unchanged at 70% of revenues compared to the quarter ended March 31, 1996.

Gross profit from information security products for the quarters ended March 31, 1997 and 1996 was 16% of revenues.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the three months ended March 31, 1997 increased by 10% when compared to the corresponding 1996 period. The increase was due to increased staffing, increased amortization of other assets and higher marketing expenses for the license management and internet security products.


RESEARCH AND DEVELOPMENT

Total research and development expenses for the three months ended March 31, 1997 decreased by 7% when compared to the corresponding 1996 period. The decrease was due to the capitalization of certain computer software development costs of $532,000.


OTHER INCOME (EXPENSE)

Interest income for the quarter ended March 31, 1997 decreased by 2% to $426,000 because of lower interest rates.

The Company's share of operating losses in QMT during the quarter ended March 31, 1997 amounted to approximately $120,000. The Company holds a minority investment in QMT.


PROVISION FOR INCOME TAXES

The effective tax rate was 40% for the three months ended March 31, 1997 and 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of operating funds have been from operations and proceeds from sales of the Company's equity securities. The Company's cash flow from operations for the three months ended March 31, 1997 and 1996 were $4,812,000 and $3,769,000, respectively.

The Company intends to use its capital resources to expand its product lines and for the acquisition of additional products and technologies. The Company has no significant capital commitments or requirements at this time.

The Company's use of cash include purchases of property, plant and equipment, repayment of long-term debt and investment in long-term assets.

Management believes the Company's current working capital of $60,663,000 and anticipated working capital to be generated by future operations will be sufficient to support the Company's requirement for at least the next twelve months.

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


Dated: May 14, 1997



                                     RAINBOW TECHNOLOGIES, INC.


                                     By: /s/ WALTER STRAUB
                                         -------------------------------------
                                         Walter Straub
                                         President and Chief Executive Officer