Form 10-Q
period 1997-06-30
RAINBOW TECHNOLOGIES INC
filed 1997-08-13
CIK 819706

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



   For the Quarter ended JUNE 30, 1997     Commission file number:0-16641


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


                                                     Yes   X    No.
                                                         -----     -----

The number of shares of common stock, $.001 par value, outstanding as of June 30, 1997 was 7,689,275.

                           RAINBOW TECHNOLOGIES, INC.


                                TABLE OF CONTENTS


PART 1  -  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Balance Sheets at
                  June 30, 1997 and December 31, 1996                                3

                  Condensed Consolidated Statements of Income
                  for the three and six months ended June 30, 1997 and 1996          4

                  Condensed Consolidated Statements of Cash Flows
                  for the six months ended June 30, 1997 and 1996                    5

                  Notes to Condensed Consolidated Financial Statements               6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                      8

PART 11  -  OTHER INFORMATION

         Item 1 to 6 - Not applicable

SIGNATURES                                                                          11


                           RAINBOW TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   A S S E T S


                                                                        June 30,         December 31,
                                                                          1997               1996
                                                                      ------------       ------------
                                                                       (unaudited)
Current assets:
    Cash and cash equivalents                                         $ 34,301,000       $ 31,735,000
    Marketable securities available-for-sale                             9,450,000         11,437,000
    Accounts receivable, net of allowance for doubtful
     accounts of $355,000 and $330,000 in 1997 and 1996,
     respectively                                                       14,771,000         15,297,000
    Inventories                                                          6,966,000          7,853,000
    Unbilled costs and fees                                              1,668,000          2,249,000
    Prepaid expenses and other current assets                            2,449,000          2,106,000
                                                                      ------------       ------------
         Total current assets                                           69,605,000         70,677,000
Property, plant and equipment, at cost:
    Buildings                                                            8,226,000          9,122,000
    Furniture                                                            1,174,000          1,200,000
    Equipment                                                           10,705,000          6,026,000
    Leasehold improvements                                                 521,000            347,000
                                                                      ------------       ------------

                                                                        20,626,000         16,695,000
    Less accumulated depreciation and
    amortization                                                         5,298,000          4,615,000
                                                                      ------------       ------------
         Net property, plant and equipment                              15,328,000         12,080,000
Goodwill, net of accumulated amortization of $7,952,000
     and $7,936,000 in 1997 and 1996, respectively                       4,840,000          4,064,000
Other assets, net of accumulated amortization of $2,807,000
    and $2,199,000 in 1997 and 1996, respectively                        5,219,000          6,543,000
                                                                      ------------       ------------
                                                                      $ 94,992,000       $ 93,364,000
                                                                      ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                  $  3,332,000       $  4,109,000
    Accrued payroll and related expenses                                 2,944,000          3,339,000
    Other accrued liabilities                                            2,931,000          1,500,000
    Income taxes payable                                                 1,901,000            948,000
    Billings in excess of costs and fees                                    87,000            314,000
    Long-term debt, due within one year                                    264,000            301,000
                                                                      ------------       ------------
         Total current liabilities                                      11,459,000         10,511,000
Long-term debt, net of current portion                                   1,785,000          2,145,000
Deferred income taxes                                                    1,091,000          1,515,000
Minority interest                                                          897,000             80,000
Other liabilities                                                           65,000             37,000
Shareholders' equity:
    Common stock, $.001 par value, 20,000,000 shares authorized,
      7,689,275 and 7,775,389 shares issued and outstanding in
      1997 and 1996, respectively                                            8,000              8,000
    Additional paid-in capital                                          28,525,000         30,686,000
    Cumulative translation adjustment                                   (2,588,000)          (251,000)
    Cumulative difference between cost and
      market value of marketable securities                                 25,000            154,000
    Retained earnings                                                   53,725,000         48,479,000
                                                                      ------------       ------------
         Total shareholders' equity                                     79,695,000         79,076,000
                                                                      ------------       ------------
                                                                      $ 94,992,000       $ 93,364,000
                                                                      ============       ============

                           RAINBOW TECHNOLOGIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)



                                                     Three months ended                     Six months ended
                                              --------------------------------      --------------------------------
                                              June 30, 1997      June 30, 1996      June 30, 1997      June 30, 1996
                                              -------------      -------------      -------------      -------------
Revenues:
   Software protection products               $ 15,974,000       $ 14,853,000       $ 29,947,000       $ 29,307,000
   Information security products                 6,859,000          5,997,000         13,669,000         12,124,000
   Ion beam suface treatment                        11,000               --               11,000               --
                                              ------------       ------------       ------------       ------------
        Total revenues                          22,844,000         20,850,000         43,627,000         41,431,000
Operating expenses:
   Cost of software protection products          4,594,000          4,467,000          8,774,000          8,842,000
   Cost of information security products         5,243,000          5,097,000         10,955,000         10,265,000
   Cost of ion beam surface treatment              417,000               --              417,000               --
   Selling, general and administrative           5,451,000          4,784,000         10,716,000          9,565,000
   Research and development                      2,594,000          1,784,000          3,975,000          3,268,000
   Goodwill amortization                           447,000            443,000            860,000            895,000
                                              ------------       ------------       ------------       ------------
        Total operating expenses                18,746,000         16,575,000         35,697,000         32,835,000
                                              ------------       ------------       ------------       ------------
Operating income                                 4,098,000          4,275,000          7,930,000          8,596,000
Interest income                                    419,000            446,000            846,000            880,000
Interest expense                                   (70,000)           (81,000)          (140,000)          (168,000)
Other income (expense)                             492,000            (95,000)           348,000            (21,000)
                                              ------------       ------------       ------------       ------------
Income before provision for income taxes         4,939,000          4,545,000          8,984,000          9,287,000
Provision for income taxes                       2,125,000          1,871,000          3,738,000          3,778,000
                                              ------------       ------------       ------------       ------------
Net income                                    $  2,814,000       $  2,674,000       $  5,246,000       $  5,509,000
                                              ============       ============       ============       ============

Net income per common and common
   equivalent share                           $       0.36       $       0.33       $       0.66       $       0.68
                                              ============       ============       ============       ============

Weighted average common and common
   equivalent shares outstanding                 7,838,000          8,112,000          7,948,000          8,087,000
                                              ============       ============       ============       ============

                           RAINBOW TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                 Six months ending   Six months ending
                                                                    June 30, 1997      June 30, 1996
                                                                    -------------      -------------
 Cash flows from operating activities:
     Net income                                                     $  5,246,000       $  5,509,000
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Amortization                                                   1,454,000          1,450,000
        Depreciation                                                   1,002,000            757,000
        Provision for loss in contract                                   400,000               --
        Change in deferred income taxes                                 (106,000)          (383,000)
        Allowance for doubtful accounts                                   35,000            (31,000)
        Loss from retirement of property, plant, and equipment            34,000              1,000
        Write-down of long-term investment                                75,000            203,000
        Share in investee's loss                                          45,000            120,000
        Minority interest in subsidiary's earnings                      (401,000)              --
        Write-off of capitalized software                                   --              273,000
        Changes in operating assets and liabilities:
            Accounts receivable                                          190,000            300,000
            Inventories                                                  831,000         (2,565,000)
            Unbilled costs and fees                                      581,000            185,000
            Prepaid expenses and other current assets                   (133,000)            44,000
            Accounts payable                                          (1,268,000)           914,000
            Accrued liabilities                                          872,000           (189,000)
            Billings in excess of costs and fees                        (227,000)         1,511,000
            Income taxes payable                                         985,000           (499,000)
                                                                    ------------       ------------
                Net cash provided by operating activities              9,615,000          7,600,000
Cash flows from investing activities:
     Purchase of marketable securities                                  (435,000)        (7,099,000)
     Sale of marketable securities                                     2,293,000          8,124,000
     Purchases of property, plant, and equipment                      (4,182,000)        (1,296,000)
     Other long-term assets                                             (570,000)          (760,000)
     Acquired cash from QM Technologies, Inc.                            556,000               --
     Investment in QM Technologies, Inc.                                    --           (1,000,000)
     Capitalized software development costs                             (680,000)              --
                                                                    ------------       ------------
                Net cash used in investing activities                 (3,018,000)        (2,031,000)
Cash flows from financing activities:
     Exercise of Rainbow common stock options                            322,000            702,000
     Payment of long-term debt                                          (145,000)          (152,000)
     Purchase and retirement of common stock                          (2,767,000)          (706,000)
                                                                    ------------       ------------
                Net cash provided by financing activities             (2,590,000)          (156,000)
Effect of exchange rate changes on cash                               (1,441,000)          (226,000)
                                                                    ------------       ------------
Net increase in cash and cash equivalents                              2,566,000          5,184,000
Cash and cash equivalents at beginning of period                      31,735,000         25,330,000
                                                                    ------------       ------------
Cash and cash equivalents at end of period                          $ 34,301,000       $ 30,517,000
                                                                    ============       ============
Supplemental disclosure of cash flow information:
     Income taxes paid                                              $  3,082,000       $  3,881,000
     Interest paid                                                       140,000            168,000


                             See accompanying notes

                           RAINBOW TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (Unaudited)

1.   Basis of presentation

The accompanying financial statements consolidate the accounts of Rainbow Technologies, Inc. (the Company) and its wholly-owned subsidiaries. Amounts for the three and six month periods ended June 30, 1996 have been restated to reflect the acquisition of Software Security, Inc. (SSI) which has been accounted for using the pooling-of-interests method (Note 5). All significant inter-company balances and transactions have been eliminated.

In the opinion of the Company's management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 1997 and results of operations for the three and six months ended June 30, 1997 and 1996. The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's December 31, 1996 Annual Report on Form 10-K. Results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of results to be expected for the full year.

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

The Company has unbilled costs and fees at June 30, 1997 of $1,668,000. Based on the Company's experience with similar contracts in recent years, the unbilled costs and fees are expected to be collected within one year.

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

Inventories, other than inventoried costs relating to long-term contracts, are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:

                                      June 30, 1997 December 31, 1996
                                      ------------- -----------------
         Raw materials                  $  740,000      $  908,000
         Work in process                   823,000         819,000
         Finished goods                  3,278,000       3,211,000
         Inventoried costs related
           to long-term contracts        2,125,000       2,915,000
                                        ----------      ----------
                                        $6,966,000      $7,853,000
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

On March 6, 1996 the Company entered into an agreement to acquire up to 58% of Quantum Manufacturing Technologies, Inc. ("QMT") of Albuquerque, New Mexico. QMT has obtained the exclusive worldwide license from Sandia National Laboratories for the commercial use and exploitation of patented pulsed power ion beam surface treatment technology known as "IBEST". IBEST technology benefits and enhances the durability and utility of a large number of industrial and consumer products at relatively low cost and without creating any impact on the environment. As of June 30, 1997, the Company owns 58% of QMT, although it is not a significant subsidiary of the Company.

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


6.   Other assets

Included in other assets are certain investments in early-stage companies. The Company closely monitors the operations and cash flows of these companies to evaluate their status and ensure that amounts reported for these investments do not exceed net realizable value. If the Company determines that impairment in the investment of any such company exists, an adjustment would be made to reduce the investment amount to net realizable value.

                           RAINBOW TECHNOLOGIES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the consolidated results of operations and the consolidated financial position of the Company during the periods included in the accompanying condensed consolidated financial statements. This discussion should be read in conjunction with the related condensed consolidated financial statements and associated notes. Prior period financial statements have been restated to reflect the acquisition of SSI, which has been accounted for using the pooling-of-interests method.

RESULTS OF OPERATIONS
(dollars in thousands)

                                                                       Three Months Ended
                                                                             June 30,
                                                                     -----------------------
                                                                       1997            1996
                                                                     --------       --------
         Revenues
           Software Protection Products                              $ 15,974       $ 14,853
           Information Security Products                                6,859          5,997
           Ion Beam Surface Treatment                                      11           --
                                                                     --------       --------
           Consolidated                                              $ 22,844       $ 20,850
                                                                     ========       ========
         Operating Income
           Software Protection Products                              $  4,467       $  3,395
           Information Security Products                                  607            880
           Ion Beam Surface Treatment                                    (976)          --
                                                                     --------       --------
           Consolidated                                              $  4,098       $  4,275
                                                                     ========       ========

                                                                        Six Months Ended
                                                                             June 30,
                                                                     -----------------------
                                                                       1997            1996
                                                                     --------       --------
         Revenues
           Software Protection Products                              $ 29,947       $ 29,307
           Information Security Products                               13,669         12,124
           Ion Beam Surface Treatment                                      11           --
                                                                     --------       --------
           Consolidated                                              $ 43,627       $ 41,431
                                                                     ========       ========
         Operating Income
           Software Protection Products                              $  6,490       $  6,794
           Information Security Products                                1,416          1,802
           Ion Beam Surface Treatment                                    (976)          --
                                                                     --------       --------
           Consolidated                                              $  7,930       $  8,596
                                                                     ========       ========

REVENUES

Revenues from software protection products for the three and six months ended June 30, 1997 increased by 8% and 2%, respectively, when compared to the same periods in 1996. The average selling price per product in the three and six months ended June 30, 1997 increased approximately 1% and 4% when compared to the same periods in 1996. Unit volume for the three months ended June 30, 1997 increased by 4% when compared to the corresponding 1996 period, while unit volume for the six months ended June 30, 1997 decreased 3% compared to the corresponding 1996 period. The increase in sales was primarily due to major accounts. Major accounts were a main source of revenues in the quarter ended June 30, 1996 while base accounts comprised a major portion of revenues in the quarter ended June 30, 1997. Major accounts buy in higher unit volume with deeper discounts than base accounts. This change in customer mix resulted in the increase in average selling prices.

Revenues from information security products for the three and six months ended June 30, 1997 increased by 14% and by 13%, respectively, when compared to the same periods in 1996. The revenue growth was primarily due to the delivery of microcircuits for the Defense Message System (DMS) and the continued strong performance in the space communication security products business.

Revenues from IBEST are from validation test services for QMT's target customers. These validation services help to reduce the customer's perceived risk in implementing IBEST technology.


GROSS PROFIT

Gross profit from software protection products for the three and six months ended June 30, 1997 was at 71% of revenues compared with 70% for the corresponding periods in 1996. The increase in gross profit was primarily due to improvements in manufacturing efficiencies.

Gross profit from information security products for the three and six months ended June 30, 1997 was 24% and 20% of revenues compared with 15% for the corresponding 1996 periods. The increase was primarily due to the change in the revenue mix from less profitable research and development contracts to more profitable contracts based on deliverables.

Gross loss from IBEST includes an accrual for an expected loss on a contract yet to be completed. The contract has gone through the design phase. Component assembly is expected in August 1997.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the three and six months ended June 30, 1997 increased by 14% and 12%, respectively, when compared to the corresponding 1996 periods. The increases were due to additional staffing, increased amortization of other assets and higher marketing expenses for the license management and internet security products.


RESEARCH AND DEVELOPMENT

Total research and development expenses for the three and six months ended June 30, 1997 increased by 45% and 22%, respectively, when compared to the corresponding 1996 periods. The increases were due to the research and development expenses of QMT and the research and development efforts on internet security products.


INTEREST INCOME

Interest income for the three and six months ended June 30, 1997 decreased by 6% and 4%, respectively, compared to the corresponding periods in 1996. The decrease is due to lower interest rates.


PROVISION FOR INCOME TAXES

The effective tax rate was 43% for the three months ended June 30, 1997 and 42% for the six months ended June 30, 1997. The effective tax rates for the corresponding periods in 1996 were 41%. The increase in the effective tax rate was due to non-deductible QMT operating losses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of operating funds have been from operations and proceeds from sales of the Company's equity securities. The Company's cash flow from operations for the six months ended June 30, 1997 and 1996 were $9,615,000 and $7,600,000, respectively.

The Company intends to use its capital resources to expand its product lines and for the acquisition of additional products and technologies. The Company has no significant capital commitments or requirements at this time.

The Company's use of cash includes purchases of property, plant and equipment, repayment of long-term debt and the purchase and retirement of common stock.

Management believes the Company's current working capital of $58,146,000 and anticipated working capital to be generated by future operations will be sufficient to support the Company's requirements for at least the next twelve months.

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


Dated:  August 12, 1997



                                       RAINBOW TECHNOLOGIES, INC.


                                       By:  /s/ PATRICK E. FEVERY
                                           -------------------------------------
                                                Patrick E. Fevery
                                                Chief Financial Officer

                                 EXHIBIT INDEX




EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27                Financial Data Schedule