Form 10-Q
period 1997-09-30
RAINBOW TECHNOLOGIES INC
filed 1997-11-12
CIK 819706

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 1997          Commission file number:0-16641


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


                                                             Yes [X]    No [ ]


The number of shares of common stock, $.001 par value, outstanding as of September 30, 1997 was 7,738,368.

                           RAINBOW TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

PART I  -  FINANCIAL INFORMATION

        Item 1. Condensed Consolidated Balance Sheets at
                September 30, 1997 and December 31, 1996                           3

                Condensed Consolidated Statements of Income
                for the three and nine months ended September 30, 1997 and 1996    4

                Condensed Consolidated Statements of Cash Flows
                for the nine months ended September 30, 1997 and 1996              5

                Notes to Condensed Consolidated Financial Statements               6

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations                      9

PART II  -  OTHER INFORMATION

        Item 1 to 6 - Not applicable

SIGNATURES                                                                        12

                           RAINBOW TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   A S S E T S


                                                                                  September 30,   December 31,
                                                                                      1997            1996
                                                                                  ------------    ------------
                                                                                  (unaudited)
Current assets:
     Cash and cash equivalents ................................................   $ 34,739,000    $ 31,735,000
     Marketable securities available-for-sale .................................      4,956,000      11,437,000
     Accounts receivable, net of allowance for doubtful accounts
      of $410,000 and $330,000 in 1997 and 1996, respectively .................     12,755,000      15,297,000
     Inventories ..............................................................      9,508,000       7,853,000
     Unbilled costs and fees ..................................................      2,401,000       2,249,000
     Prepaid expenses and other current assets ................................      4,390,000       2,106,000
                                                                                  ------------    ------------
          Total current assets ................................................     68,749,000      70,677,000
Property, plant and equipment, at cost:
     Buildings ................................................................      8,154,000       9,122,000
     Furniture ................................................................      1,180,000       1,200,000
     Equipment ................................................................     12,079,000       6,026,000
     Leasehold improvements ...................................................        570,000         347,000
                                                                                  ------------    ------------
                                                                                    21,983,000      16,695,000
     Less accumulated depreciation and amortization ...........................      5,774,000       4,615,000
                                                                                  ------------    ------------
          Net property, plant and equipment ...................................     16,209,000      12,080,000
Goodwill, net of accumulated amortization of $8,348,000 and
      $7,936,000 in 1997 and 1996, respectively ...............................      4,385,000       4,064,000
Other assets, net of accumulated amortization of $2,939,000
     and $2,199,000 in 1997 and 1996, respectively ............................      6,048,000       6,543,000
                                                                                  ------------    ------------
                                                                                  $ 95,391,000    $ 93,364,000
                                                                                  ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable .........................................................   $  4,136,000    $  4,109,000
     Accrued payroll and related expenses .....................................      3,493,000       3,339,000
     Other accrued liabilities ................................................      1,427,000       1,500,000
     Income taxes payable .....................................................           --           948,000
     Billings in excess of costs and fees .....................................         87,000         314,000
     Long-term debt, due within one year ......................................        263,000         301,000
                                                                                  ------------    ------------
          Total current liabilities ...........................................      9,406,000      10,511,000
Long-term debt, net of current portion ........................................      1,708,000       2,145,000
Deferred income taxes .........................................................           --         1,515,000
Minority interest .............................................................        861,000          80,000
Other liabilities .............................................................         61,000          37,000
Shareholders' equity:
     Common stock, $.001 par value, 20,000,000 shares authorized, 7,738,368 and
       7,775,389 shares issued and outstanding
       in 1997 and 1996, respectively .........................................          8,000           8,000
     Additional paid-in capital ...............................................     29,339,000      30,686,000
     Cumulative translation adjustment ........................................     (1,648,000)       (251,000)
     Cumulative difference between cost and
       market value of marketable securities ..................................        (42,000)        154,000
     Retained earnings ........................................................     56,512,000      48,479,000
                                                                                  ------------    ------------
                                                                                    84,169,000      79,076,000
     Less cost of treasury shares (34,490 shares) .............................        814,000            --
                                                                                  ------------    ------------
          Total shareholders' equity ..........................................     83,355,000      79,076,000
                                                                                  ------------    ------------
                                                                                  $ 95,391,000    $ 93,364,000
                                                                                  ============    ============


                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                  Three months ended            Nine months ended
                                            ----------------------------    ----------------------------
                                            September 30,  September 30,    September 30,  September 30,
                                                1997            1996            1997            1996
                                            ------------    ------------    ------------    ------------
Revenues:
    Software protection products ........   $ 14,741,000    $ 13,981,000    $ 44,688,000    $ 43,288,000
    Information security products .......      7,314,000       5,101,000      20,983,000      17,225,000
    Ion beam surface treatment ..........        201,000            --           212,000            --
                                            ------------    ------------    ------------    ------------
         Total revenues .................     22,256,000      19,082,000      65,883,000      60,513,000
Operating expenses:
    Cost of software protection products       4,128,000       4,026,000      12,902,000      12,868,000
    Cost of information security products      5,975,000       4,145,000      16,930,000      14,410,000
    Cost of ion beam surface treatment ..          2,000            --           419,000            --
    Selling, general and administrative .      5,305,000       5,216,000      16,021,000      14,781,000
    Research and development ............      2,010,000       1,442,000       5,985,000       4,710,000
    Goodwill amortization ...............        429,000         449,000       1,289,000       1,344,000
                                            ------------    ------------    ------------    ------------
         Total operating expenses .......     17,849,000      15,278,000      53,546,000      48,113,000
                                            ------------    ------------    ------------    ------------
Operating income ........................      4,407,000       3,804,000      12,337,000      12,400,000
Interest income .........................        442,000         354,000       1,287,000       1,234,000
Interest expense ........................        (52,000)        (80,000)       (192,000)       (248,000)
Other income (expense) ..................        (73,000)       (197,000)        276,000        (220,000)
                                            ------------    ------------    ------------    ------------
Income before provision for income taxes       4,724,000       3,881,000      13,708,000      13,166,000
Provision for income taxes ..............      1,937,000       1,832,000       5,675,000       5,610,000
                                            ============    ============    ============    ============
Net income ..............................   $  2,787,000    $  2,049,000    $  8,033,000    $  7,556,000
                                            ============    ============    ============    ============

Net income per common and common
    equivalent share ....................   $       0.35    $       0.26    $       1.01    $       0.94
                                            ============    ============    ============    ============

Weighted average common and common
    equivalent shares outstanding .......      8,033,000       8,030,000       7,976,000       8,068,000
                                            ============    ============    ============    ============


                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                Nine months ending     Nine months ending
                                                                September 30, 1997     September 30, 1996
                                                                   ------------          ------------
Cash flows from operating activities:
     Net income ................................................   $  8,033,000          $  7,556,000
     Adjustments to reconcile net income to net cash
          provided by operating activities:
          Amortization .........................................      2,041,000             2,251,000
          Depreciation .........................................      1,504,000             1,104,000
          Change in deferred income taxes ......................     (1,153,000)             (361,000)
          Provision for loss on contract .......................        400,000                  --
          Allowance for doubtful accounts ......................         90,000               (62,000)
          Loss from retirement of property, plant, and equipment         34,000                88,000
          Write-down of long-term investment ...................           --                 205,000
          Share in investee's loss .............................         45,000               266,000
          Minority interest in subsidiary's earnings ...........       (392,000)                 --
          Write-off of capitalized software ....................           --                 273,000
          Changes in operating assets and liabilities:
              Accounts receivable ..............................      2,073,000               357,000
              Inventories ......................................     (1,733,000)           (3,766,000)
              Unbilled costs and fees ..........................       (152,000)            2,282,000
              Prepaid expenses and other current assets ........       (232,000)              (17,000)
              Accounts payable .................................       (455,000)              532,000
              Accrued liabilities ..............................        (80,000)              152,000
              Billings in excess of costs and fees .............       (227,000)              312,000
              Income taxes payable .............................     (2,765,000)           (1,622,000)
                                                                   ------------          ------------
                  Net cash provided by operating activities ....      7,031,000             9,550,000
Cash flows from investing activities:
     Purchase of marketable securities .........................     (9,930,000)           (7,099,000)
     Sale of marketable securities .............................     16,211,000             8,282,000
     Purchases of property, plant, and equipment ...............     (5,732,000)           (2,023,000)
     Acquired cash from QMT ....................................        556,000            (1,000,000)
     Other long-term assets ....................................       (775,000)           (2,170,000)
     Capitalized software development costs ....................     (1,150,000)                 --
                                                                   ------------          ------------
                  Net cash used in investing activities ........       (820,000)           (4,010,000)
Cash flows from financing activities:
     Exercise of Rainbow common stock options ..................        936,000               731,000
     Payment of long-term debt .................................       (214,000)             (229,000)
     Purchase of treasury stock ................................       (814,000)                 --
     Purchase and retirement of common stock ...................     (2,767,000)             (706,000)
                                                                   ------------          ------------
                  Net cash used by financing activities ........     (2,859,000)             (204,000)
Effect of exchange rate changes on cash ........................       (348,000)             (119,000)
                                                                   ------------          ------------
Net increase in cash and cash equivalents ......................      3,004,000             5,217,000
Cash and cash equivalents at beginning of period ...............     31,735,000            25,330,000
                                                                   ============          ============
Cash and cash equivalents at end of period .....................   $ 34,739,000          $ 30,547,000
                                                                   ============          ============

Supplemental disclosure of cash flow information:
     Income taxes paid .........................................   $  8,748,000          $  6,825,000
     Interest paid .............................................        199,000               247,000


                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (Unaudited)

1.  Basis of presentation

The accompanying financial statements consolidate the accounts of Rainbow Technologies, Inc. (the Company) and its wholly-owned subsidiaries. Amounts for the three and nine month periods ended September 30, 1996 have been restated to reflect the acquisition of Software Security, Inc. (SSI) which has been accounted for using the pooling-of-interests method (Note 5). All significant inter-company balances and transactions have been eliminated.

In the opinion of the Company's management, the accompanying condensed consoldiated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 1997 and results of operations for the three and nine months ended September 30, 1997 and 1996. The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's December 31, 1996 Annual Report on Form 10-K. Results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of results to be expected for the full year.

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

The Company has unbilled costs and fees at September 30, 1997 of $2,401,000. Based on the Company's experience with similar contracts in recent years, the unbilled costs and fees are expected to be collected within one year.

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

Inventories, other than inventoried costs relating to long-term contracts, are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:


                         September 30, 1997       December 31, 1996
                             ---------                ---------
Raw materials               $  839,000               $  908,000
Work in process              1,113,000                  819,000
Finished goods               2,866,000                3,211,000
Inventoried costs related
  to long-term contracts     4,690,000                2,915,000
                             ---------                ---------
                            $9,508,000               $7,853,000
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

On March 6, 1996 the Company entered into an agreement to acquire up to 58% of Quantum Manufacturing Technologies, Inc. ("QMT") of Albuquerque, New Mexico. QMT has obtained the exclusive worldwide license from Sandia National Laboratories for the commercial use and exploitation of patented pulsed power ion beam surface treatment technology known as "IBEST". IBEST technology benefits and enhances the durability and utility of a large number of industrial and consumer products at relatively low cost and without creating any impact on the environment. As of September 30, 1997, the Company owns 58% of QMT, although it is not a significant subsidiary of the Company.

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

RESULTS OF OPERATIONS
(dollars in thousands)


                                                           Three Months Ended September 30,
                                                                  1997        1996
                                                                --------    --------
Revenues
     Software Protection Products                               $ 14,741    $ 13,981
     Information Security Products                                 7,314       5,101
     IBEST                                                           201        --
                                                                --------    --------
     Consolidated                                               $ 22,256    $ 19,082
                                                                ========    ========

Operating Income
     Software Protection Products                               $  4,176    $  2,872
     Information Security Products                                   303         932
     IBEST                                                           (72)        --
                                                                --------    --------
     Consolidated                                               $  4,407    $  3,804
                                                                ========    ========



                                                          Nine Months Ended September 30,
                                                                  1997        1996
                                                                --------    --------
Revenues
     Software Protection Products                               $ 44,688    $ 43,288
     Information Security Products                                20,983      17,225
     IBEST
                                                                     212        --
                                                                --------    --------
     Consolidated                                               $ 65,883    $ 60,513
                                                                ========    ========

Operating Income
     Software Protection Products                               $ 11,616    $  9,666
     Information Security Products                                 1,718       2,734
     IBEST                                                          (997)
                                                                --------    --------
     Consolidated                                               $ 12,337    $ 12,400
                                                                ========    ========


REVENUES

Revenues from software protection products for the three and nine months ended September 30, 1997 increased by 5% and 3%, respectively, when compared to the same periods in 1996. The average selling price per product in the three and nine months ended September 30, 1997 decreased approximately 9% and 4% when compared to the same periods in 1996. Unit volume for the three and nine months ended September 30, 1997 increased by 18% and 4%, respectively, when compared to the corresponding 1996 periods. The Asia Pacific region grew at 33% while revenues in other international markets were impacted by the strong dollar.

Revenues from information security products for the three and nine months ended September 30, 1997 increased by 43% and by 22%, respectively, when compared to the same periods in 1996. The revenue growth was primarily due to the increase in sales of network security products to the government and the delivery of new satellite communication products to commercial customers.

Revenues from IBEST are contract earnings from an equipment development contract and from validation test services.


GROSS PROFIT

Gross profit from software protection products for the three and nine months ended September 30, 1997 was at 72% and 71% of revenues, respectively, when compared with 71 and 70%, respectively, for the corresponding periods in 1996. The increase in gross margin was primarily due to improvements in manufacturing efficiencies.

Gross profit from information security products for the three and nine months ended September 30, 1997 was 18% and 19% of revenues, respectively, when compared with 19% and 16% of revenues, respectively, for the corresponding 1996 periods. These changes were primarily due to the change in the revenue mix from less profitable research and development contracts to more profitable contracts based on deliverables.


SELLING, GENERAL AND ADMINISTRATIVE

Sellling, general and administrative expenses for the three and nine months ended September 30, 1997 increased by 2% and 8%, respectively, when compared to the corresponding 1996 periods. The increases were due to additional staffing, increased amortization of other assets and higher marketing expenses for the license management and internet security products.


RESEARCH AND DEVELOPMENT

Total research and development expenses for the three and nine months ended September 30, 1997 increased by 39% and 27%, respectively, when compared to the corresponding 1996 period. The increases were due to the research and development expenses on the Cryptoswift program and the research and development efforts of QMT.


INTEREST INCOME

Interest income for the three and nine months ended September 30, 1997 increased by 25% and 4%, respectively, compared to the corresponding periods in 1996. The increase is due to higher interest rates and higher balances.


PROVISION FOR INCOME TAXES

The effective tax rate was 41% for the three months and nine ended September 30, 1997. The effective tax rates for the corresponding periods in 1996 were 47% and 43%, respectively. The decrease in the effective tax rate was due to expenses related to the SSI acquisition incurred in the three month period ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1997, the Company's principal sources of operating funds have been from operations and the sale of marketable securities. The Company's cash flow from operations for the nine months ended September 30, 1997 and 1996 were $7,031,000 and $9,550,000, respectively.

The Company intends to use its capital resources to expand its product lines and for the acquisition of additional products and technologies. In October 1997, the Company announced its acquisition of the KIV-7 family of communication encrytion products from Allied Signal Inc. Under the agreement, the Company's subsidiary, Mykotronx, Inc., will acquire all intellectual property and marketing rights to the KIV-7 product line

The Company's use of cash includes purchases of property, plant and equipment, repayment of long-term debt and the purchase and retirement of common stock.

Management believes the Company's current working capital of $59,343,000 and anticipated working capital to be generated by future operations will be sufficient to support the Company's requirements for at least the next twelve months.

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


Dated: November 12, 1997



                                       RAINBOW TECHNOLOGIES, INC.


                                       By:  /s/  PATRICK E. FEVERY

                                                 Patrick E. Fevery
                                                 Chief Financial Officer