Form 10-K405
period 1997-12-31
RAINBOW TECHNOLOGIES INC
filed 1998-03-30
CIK 819706

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                            ------------------------
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        COMMISSION FILE NUMBER: 0-16641

                            ------------------------

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

     Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     As at March 13, 1998, the aggregate market value of the voting stock of the Registrant (based upon the closing sales price of the shares on the NASDAQ National Market System) held by non-affiliates was approximately $165,166,799.

     As at March 13, 1998, there were outstanding 7,737,318 shares of Common Stock of the Registrant, par value $.001 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Registrant's Proxy Statement to be submitted to the Commission on or before April 30, 1998, are incorporated by reference into Part III.
================================================================================

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

ITEM 1. BUSINESS

  General

     Rainbow Technologies, Inc., a Delaware corporation, and its subsidiaries (the "Company") design, develop, manufacture and sell (i) anti-piracy, license management, license distribution and license tracking products(the "Software Protection Products"), which the Company markets to software developers and information publishers worldwide, (ii) secure satellite, secure network communications and security co-processor products using encryption technology (the "Information Security Products") which the Company markets to the United States Government, contractors and manufacturers in aerospace and related industries, and companies providing Internet related encrypted electronic commerce on secure web server environments, and (iii) systems which treat surfaces of metals with patented ion beam technology to produce hard, pure, crack-free surfaces that are corrosion and wear resistant ("IBEST").

     The Company's principal subsidiaries are located in California, Connecticut, New Mexico, the United Kingdom, Germany, France, Belarus and the Netherlands. Unless the context otherwise requires, the term "Company" refers to Rainbow Technologies, Inc. and its subsidiaries.

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

     The Company's Information Security Products strategy is to concentrate on technology supporting new telecommunications and hardware cryptographic applications. Currently, the Company's Information Security Products are primarily sold to the U.S. Government, aerospace and related industry contractors. The

Company believes that this market is greater than $500 million and is one of the fastest growth segments of the U.S. Government budget. The Company is actively pursuing new opportunities in the commercial marketplace, focusing on high performance cryptographic Internet security products. The Company believes that these emerging markets for security will experience significant growth over the next five years.

     In February 1998, the Company acquired Wyatt River Software, Inc. ("Wyatt River"), including its "LicenseServe" and "LicenseTrack" technology in a cash transaction. The final consideration is subject to a determination based upon a balance sheet audit of Wyatt River as of the closing date to be issued by Ernst & Young LLP. The Company will also pay the Wyatt River shareholders an additional sum based upon sales of the Wyatt River technology through June 30, 1999. From the consideration paid at closing, the Wyatt River shareholders established certain escrows to serve as a fund for various contingent liabilities.

     In 1997, the Company became the majority shareholder of Quantum Manufacturing Technologies, Inc. ("QMT"). QMT, located in Albuquerque, New Mexico, owns an exclusive worldwide license from Sandia National Laboratories for the commercial use and exploitation of a patented pulsed power ion beam materials treatment technology. The IBEST technology melts and resolidifies the surface of materials in less than a millionth of a second using a 5 billion watt pulse to produce hard, pure, crack-free surfaces that are corrosion and wear resistant. QMT is a development stage company formed in 1996.

     In October 1997, the Company acquired from AlliedSignal, Inc. certain assets comprising AlliedSignal's "KIV-7" information security product line in a cash transaction. The Company is the sole supplier of KIV-7 to various agencies of the U.S. Government. Simultaneous with the closing of the asset purchase transaction, the Company entered into a manufacturing and development agreement with AlliedSignal whereby AlliedSignal will continue to manufacture current KIV-7 products for the Company, and will complete the development of an enhanced version of the KIV-7 product.

     In October 1996, the Company acquired Software Security Inc., a Connecticut corporation, and its subsidiaries ("SSI") in a transaction accounted for as a pooling-of-interests. Located in Stamford, Connecticut, SSI designs, manufactures, sells and distributes software protection products.

     In May 1995, the Company acquired Mykotronx, Inc. ("Mykotronx") in a transaction accounted for as a pooling-of-interests. Located in Torrance, California, Mykotronx is a leading supplier of information security products.

     The Company markets its Software Protection Products worldwide to software developers and information providers. In 1997, 43% of the Company's sales of Software Protection Products were made internationally. The Company markets its Information Security Products to various organizations of the U.S. Government, including the Department of Defense, NASA and the United States Air Force, contractors and manufacturers in aerospace and related industries, and companies providing Internet related encrypted electronic commerce on secure web server environments. Approximately 63% of the Company's revenues are derived from Software Protection Products, approximately 36% of the Company's revenues are derived from Information Security Products, and approximately 1% of the Company's revenues are derived from IBEST treatment revenues.

SOFTWARE PROTECTION PRODUCTS

     The Company's Software Protection Products are a combination of software and hardware-based components for the licensing, distribution and protection of developer software. The hardware component is a "key" which the software developer includes with each copy of a protected software program sold to an end-user. The software component is licensed to the software developer which enables the software developer to direct their programs to "look for and communicate with" the key. The keys incorporate the Company's proprietary algorithms programmed into Company designed Application Specific Integrated Circuits ("ASIC") computer chips. The key is attached by the end-user to the parallel printer port of a stand alone personal computer or a network file server. In "looking for and communicating with" the key, the protected software program interacts with the key. The interaction consists of a continuous challenge-and-response procedure requiring the key to be attached to the computer for the protected software program to operate. In operation, the interactions of the protected software and the key are transparent to the end-user. In addition, other software programs may operate concurrently with the protected software program and corresponding key, without interference. Printer operation is not affected and the end-user can create back-up copies of all protected software programs.

     The Company also offers software-based products. These products offer developers greater licensing flexibility. These products ensure concurrent usage agreements on networks, create "try and buy" CD-ROMs, and allow for the delivery or activation of software over the Internet.

     Additionally, the Company offers a software-only based product to large corporations to assist in the monitoring and tracking of company software usage across their networks.

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

          Sentinel License Manager. A software based license management product for Windows, Netware and UNIX environments. The product allows developers to control network usage of software with remote upgrade capabilities. End-users are offered a wide variety of licensing models for them to try, buy and use software. Product features include the capability to securely distribute software on CD-ROM or via the Internet.

          SentinelTrack. Provides Information Technology managers with a solution to monitor and manage software usage across their corporate network. Benefits include ensuring compliance with software licenses and maximizing budgets by purchasing only as much software as needed. This product runs across Unix, Windows, Netware, DOS, Macintosh and Java and provides a wide selection of user reports.

          SentinelExpress. A software licensing tool for software developers to provide secure software distribution and license activation via the Internet. It allows developers to securely distribute demos and licensed applications on the Internet, and automatically generate or activate software licenses from the developer's web site. It allows consumers to evaluate, purchase and activate software automatically and easily through a developer's web site 24 hours a day.

          SentinelEve3. Software protection for Apple Macintosh-based software. Attaches to the ADB port making it compatible with Apple PowerMac and PowerBook computers. Protects stand-alone and/or multiple modular applications.

          NetSentinel-Mac. Software protection to control concurrent usage on Apple Macintosh networks.

          NetSentinel. For sophisticated network license management to control concurrent users over LANs running DOS, OS/2, Windows, Windows 95 and Windows NT based applications. This product is compatible with Novell, NetBIOS, TCP/IP and IPX/SPX.

          MicroSentinel-UX. Specifically designed for Unix and open systems applications, this key features an intelligent microprocessor for sophisticated operation control. It can serve many marketing functions including execution control, software leasing, site license management and can be used as a portable host-ID.

INFORMATION SECURITY PRODUCTS

     The Company believes the importance of protecting the privacy and security of satellite and network communications has increased in direct proportion to technological advances, capabilities and overall growth in the telecommunications field. Information security remains critical to government and defense applications, and is increasingly valued by private sector businesses to protect communications. The Company's Information Security Products comprise ASIC circuits, electronic assemblies and equipment to encrypt and decrypt (scramble and unscramble) electronic communications, and are designed and developed by the Company for use in government applications and commercial applications.

     The Company sells its products to the U.S. Government, foreign governments and aerospace companies. In these sales, the Company enters into development contracts with the U.S. Government, aerospace and related industry contractors. Under development contracts, the Company typically agrees to provide engineering services for the development of an ASIC circuit or other electronic assembly for the customer's particular application. The Company usually serves as the prime contractor or as a subcontractor, with either fixed-price or cost-plus-fixed-fee terms. Contracts with the U.S. Government for 1997 accounted for approximately 52% of revenues received by the Company from sales of its Information Security Products.

     The Company is marketing its Information Security Products to broader commercial applications, such as securing the transmission of data for banking and financial transactions, telecommunications networks and organizational intranets. The Company also markets its CryptoSwift accelerator boards to companies providing Internet related encrypted electronic commerce or secure web server environments.

     The Company's Information Security Products are currently categorized into two general areas of customer applications:

        A.) SATELLITE AND NETWORK COMMUNICATIONS PRODUCTS.

             Space Based Products. These products comprise ASIC circuits and electronic assemblies to decrypt (unscramble) satellite command links, and encrypt (scramble) the communications that provide vital information about the satellite (telemetry).

             Ground Based Communications Products. These ASIC circuits, electronic assemblies and equipment encrypt satellite command links and decrypt telemetry links.

             Voice Communications Products. These consist of ASIC circuits, electronic assemblies and equipment that encrypt and decrypt voice transmissions over radio or telephone communications networks.

             Data Communications Products. These products, which comprise ASIC circuits, electronic assemblies and equipment, encrypt and decrypt data or digital information transmitted over communications networks or into storage media.

        B.) INTERNET SECURITY PRODUCTS.

             CryptoSwift. A high performance security co-processor for Internet transaction servers engaged in e-commerce, electronic brokerage, financial services and other applications that require security functions of privacy and strong user authentication. It economically addresses the problem of server overload due to the calculation intense mathematics associated with public key cryptography. This form of encryption is widely deployed in all web servers and browsers in use today and is the basis for Secure Sockets Layer (SSL) and Secure Electronic Transaction (SET) protocols. CryptoSwift is an industry standard PCI bus card with proprietary ASIC co-processor. Using patent pending "wide integer" multipliers, it performs all the mathematics associated with public key cryptography, allowing the server CPU to perform less calculation intense tasks.

IBEST APPLICATIONS AND SERVICES

     The Company's IBEST technology is used in applications to treat materials so as to change their surface properties to produce hard, pure, crack-free surfaces which are corrosion and wear resistant. The Company offers its IBEST technology to customers by either treating materials for the benefit of a customer at its Alberquerque, New Mexico facility, on an out-sourced basis, or by selling a license to use the IBEST technology for use on a particular application at the customer's facility.

RESEARCH AND DEVELOPMENT

     Because of the rapid technological advances and other changes affecting the Company's markets, the Company's competitive position hinges upon the adaptation of its current products, to such changes in the market. Introduction of new products that gain market acceptance are crucial to sustainable growth. Accordingly, the Company directs research and development activity toward applying its ASIC and software technology in lowering the cost of existing products, the design and development of new hardware and software products and the enhancement of existing products.

     Expenditures for research and development related to Software Protection Products for the years ended December 31, 1997, 1996 and 1995 were $5,830,000, $5,423,000 and $5,407,000, respectively, or as a percentage of Software Protection Products revenues, 10%, 9% and 11%, respectively. The Company believes that its research and development efforts are greater than any of its competitors and that the Company's technological leadership could broaden in the future.

     The Company performs research and development with regard to its Information Security Products in connection with U.S. Government contracts. The costs incurred by the Company in connection with such research and development activities are substantially recoverable by the Company pursuant to the terms of these contracts. The Company believes that some of the research and development performed under such contracts can be applied to the emerging issues of information security. Expenditures for research and development related to Information Security Products for the years ended December 31, 1997, 1996 and 1995 were $1,649,000, $824,000 and $666,000, respectively, or as a percentage of Information Security Products revenues, 5%, 3% and 3%, respectively.

     Research and development expenditures for IBEST for the year ended 1997 were $945,000.

SALES AND MARKETING

  Software Protection Products

     The Company markets its Software Protection Products to software publishers throughout the world for use with their software programs selling at retail for $500 or more in the United States, and for use with lower priced software programs sold internationally. For 1997, 1996 and 1995, 57%, 55% and 51%, respectively, of the Company's Software Protection Product sales were made in the United States and 43%, 45% and 49%, respectively, were made internationally. Since its formation, the Company has shipped more than 15,300,000 keys to more than 29,000 customers. Among the Company's major customers are Autodesk, Inc., Macromedia, Inc., SPSS, Inc., Adobe Systems, Inc., Intellution, Inc., Wonderware Corporation and Orcad, Inc.

     The Company has its own direct sales and marketing personnel for Software Protection Products in the United States, the United Kingdom, Germany, France, Belarus and China. In addition, the Company has 48 distributors worldwide. During 1997, 1996 and 1995, the Company had no single customer which accounted for ten percent or more of the Company's revenues.

     The Company's direct sales force calls on targeted software publishers in order to increase usage of the Company's products. The direct sales force pursues a global marketing plan which focuses on multinational software.

     All segments of the Company exhibit at trade shows and advertise in trade publications. The Company's technical support personnel also assist in the Company's marketing effort through pre-sale and post-sale activity.

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

     The Company markets its CryptoSwift product through its own direct sales and marketing personnel in the United States. The Company's direct sales force calls on Fortune 1000 companies and companies providing Internet related encrypted electronic commerce or secure web server environments.

  IBEST Applications and Services

     The Company markets its IBEST technology directly to industries which use materials proven to be enhanced or improved as a result of the application of the IBEST technology.

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

     The Company currently has one supplier of the ASIC chip used in the Company's largest selling product, SentinelSuperPro. The Company currently has a development contract with a new chip supplier in order to provide a second source for the ASIC chip. However, in the event that the primary supplier is unable to fulfill the Company's requirements, the Company may experience an interruption in the production of SentinelSuperPro until an alternative source of supply is developed. The Company maintains a six month inventory of ASIC chips in order to limit the potential for such an interruption. The Company believes that there are a number of companies capable of commencing the manufacture of its ASIC chips within approximately six months of such an interruption.

  Information Security Products

     For its Information Security Products, the Company's manufacturing operations include the testing of ASICs and the final assembly and testing of its satellite and network communications products.

     The Company has specific cryptographic technology embedded into ASIC circuits which are fabricated to the Company's specifications by ASIC circuit manufacturers. The Company currently has relationships with three such ASIC circuit manufacturers, VLSI Technologies, United Technologies Microelectronics Center and IBM. These ASIC circuits are processed to the specifications of the U.S. Government and the Company. Any interruption in the availability of these ASIC circuits could have a material adverse effect on the operations of the Company.

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

     As of December 31, 1997, the backlog for the Company's Information Security Products represented in excess of five months of revenues. Actual revenue recognition of the backlog mix of contracts can vary from three months to two years.

  Trade Secrets

     The Company believes that the value of its Software Protection Products is dependent upon its proprietary algorithms and encryption techniques remaining "trade secrets." The Company has obtained copyright protection on certain of its products and trademark protection for certain of its trade names. Through its acquisition of SSI, the Company has obtained patents on certain of its designs used in certain of its products. There can be no assurance that the Company's proprietary technology will remain a secret or that others will not develop similar technology and use such technology to compete with the Company. There can be no assurance that if the Company decides to apply for additional patents in the future for any of its products, or on any new technology or products derived therefrom, that patents will be granted.

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

  Information Security Products

     The Company's principal competitors for its Information Security Products are Group Technologies, Inc., Motorola, Inc., VLSI Technology, Inc., and nCipher Corporation.

  Employees

     The Company presently employs approximately 360 full-time employees divided among sales and marketing, manufacturing, research and development and administration. The Company believes that its employee relations are excellent. The employees and the Company are not parties to collective bargaining agreements.

  Recent Events

     The Company purchased certain assets from Elan Computer Group, Inc. ("Elan") in March 1998 in a cash transaction. The assets included Elan's license manager software technology, which the Company had previously licensed from Elan, and Elan's end-user maintenance and support relationships. In connection with the transaction, the Company entered into a Litigation Cooperation Agreement with Elan in connection with a patent infringement lawsuit entitled Globetrotter Software, Inc. vs. Elan Computer Group, Inc. No. 97-4176CW and currently pending in the United States District Court for the Northern District of California. The action claims that the Elan technology infringes upon patents owned by Globetrotter.

     In February 1998, the Company acquired Wyatt River Software, Inc., including its LicenseServe and LicenseTrack technology. See Item 1 Business -- General.

     In October 1997, the Company acquired from AlliedSignal, Inc. certain assets comprising AlliedSignal's "KIV-7" information security product line in a cash transaction. The Company is the sole supplier of KIV-7 to various agencies of the U.S. Government. Simultaneous with the closing of the asset purchase transaction, the Company entered into a manufacturing and development agreement with AlliedSignal whereby Allied-Signal will continue to manufacture current KIV-7 products for the Company, and will complete the development of an enhanced version of the KIV-7 product. See Item 1 Business -- General.

     In July 1997, the Board of Directors of the Company adopted a Shareholder's Rights Plan. In so doing, the Board of Directors declared a dividend of one right (a "Right") for each outstanding share of the Company's Common Stock, as of August 5, 1997 and subsequently with respect to each subsequent issuance of a share of Common Stock. Following a "Distribution Date," each holder of a Right is entitled to purchase, at a stated purchase price, shares of the Company's Common Stock or other property having a value equal to two times of the purchase price. A Distribution Date will occur on the earlier of (i) the tenth day after a public announcement that a person other than the Company or its affiliates has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding Common Stock (such person thereby becoming an "Acquiring Person"), or (ii) the tenth business day after the date of the commencement of, or first public announcement of the intent of any person to commence, a tender or exchange offer the consummation of which would result in such person becoming an Acquiring Person. Following a Distribution Date, the Rights of an Acquiring Person are null and void and not exercisable. Outstanding Rights are redeemable by the Board of Directors at any time prior to a Distribution Date at a redemption price of $0.01 per Right. The Rights will expire at the close of business on August 5, 2002, unless earlier exercised by the holder or redeemed by the Company.

     The terms and provisions governing the Rights are set forth in the Rights Agreement dated July 29, 1997 between the Company and U.S. Stock Transfer Corporation as rights agent.

     In May 1997, the Company completed its obligations pursuant to a Stock Purchase Agreement entered into in March 1996, which resulted in the Company owning a majority interest in Quantum Manufacturing Technologies, Inc. QMT is located in Albuquerque, New Mexico. See Item 1 Business -- General.

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

     The Company leases a facility in Torrance, California, which is used as a sales, administration, design and production facility. The lease is for 60,000 square feet, and expires in 2002.

     The Company leases a facility in Stamford, Connecticut, which is used as a sales, development and design facility. The lease is for 5,000 square feet, and expires in 2000.

     The Company leases an office in Columbia, Maryland, which is used as a sales and development facility. The lease is for 3,000 square feet, and expires in 1999.

ITEM 3. LEGAL PROCEEDINGS

     The Company believes that there are no legal proceedings, pending or contemplated, to which the Company, or any of its subsidiaries, is the subject of, or to which the Company or any of its subsidiaries is a party. The Company also knows of no material legal proceeding pending or threatened, or judgments entered against any director or executive officer of the Company or any of its subsidiaries in his/her capacity as such where the position of any such director or executive officer is adverse to the Company or any of its subsidiaries.

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

                                                               SALES PRICE
                                                              -------------
                                                              HIGH      LOW
                                                              ----      ---
1998 First Quarter
  (through February 28, 1998)...............................  $29 3/8   $23

1997 First Quarter..........................................   20 3/4    16 1/4
1997 Second Quarter.........................................   19 1/4    13 3/4
1997 Third Quarter..........................................   24 7/8    16 5/8
1997 Fourth Quarter.........................................   30        20 7/8

1996 First Quarter..........................................   24 1/4    17 1/4
1996 Second Quarter.........................................   24        16 7/8
1996 Third Quarter..........................................   20        14 5/8
1996 Fourth Quarter.........................................   22 1/8    17

     As of February 28, 1998, there were approximately 3,900 holders of record of the Company's Common Stock including those shares held in "street name".

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

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data has been derived from the consolidated financial statements of the Company for the five years ended December 31, 1997 reflects the impact of the acquisition of SSI and Mykotronx, which were both accounted for using the pooling-of-interests method as described more fully in Note 2 to the consolidated financial statements.

                                                    YEARS ENDED DECEMBER 31
                               ------------------------------------------------------------------
                                  1997          1996          1995          1994          1993
                               ----------    ----------    ----------    ----------    ----------
                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED CONSOLIDATED INCOME
  STATEMENT DATA:
  Total revenues.............  $   94,724    $   81,710    $   72,584    $   60,814    $   50,182
  Income before taxes........      19,202        17,936        16,790        12,478        11,027
  Net income.................      11,332        10,517         9,814         7,182         6,882
  Net income per share:
     Basic...................  $     1.46    $     1.36    $     1.31    $     0.97    $     0.95
     Diluted.................        1.42          1.32          1.26          0.95          0.93
Shares used in calculating
  net income per share:
     Basic...................   7,769,000     7,743,000     7,511,000     7,409,000     7,248,000
     Diluted.................   7,979,000     7,940,000     7,767,000     7,558,000     7,415,000
  Proforma net income
     (unaudited).............  $   11,332    $   10,517    $    9,814    $    7,182    $    6,589(a)
  Proforma net income per
     share (unaudited):
     Basic...................  $     1.46    $     1.36    $     1.31    $     0.97    $     0.91(a)
     Diluted.................        1.42          1.32          1.26          0.95          0.89(a)
SELECTED CONSOLIDATED BALANCE
  SHEET DATA:
  Total assets...............  $  103,051    $   93,364    $   82,274    $   67,259    $   57,315
  Working capital............      55,776        60,166        50,690        39,110        30,563
  Long-term debt, net of
     current portion.........       1,616         2,145         2,616         2,695         2,730
  Shareholders' equity.......      86,359        79,076        68,251        56,231        46,867

---------------
(a) Proforma net income and proforma net income per share reflects unaudited provisions for income taxes which would have been recorded had Mykotronx been subject to federal and state income taxes as a C Corporation. Prior to January 1, 1994, Mykotronx was an S Corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following is management's discussion and analysis of certain significant factors that have affected the profitability of the Company's business segments (Software Protection Products, Information Security Products, and IBEST) and its consolidated results of operations and financial condition during the periods included in the accompanying consolidated financial statements. The discussion reflects the impact of the acquisition of SSI and Mykotronx, which were both accounted for using the pooling-of-interests method as described more fully in Note 2 to the consolidated financial statements. The following should be read in conjunction with the consolidated financial statements and related notes.

1997 COMPARED WITH 1996

     Global Software Protection Products revenue for the year ended December 31, 1997 increased 5% to $60,125,000 as compared with 1996. The revenue growth was primarily due to increased unit sales in Asia Pacific and North American markets. Revenues in Asia Pacific grew by 37%. Revenues in European markets were consistent in 1997 and 1996. The average selling price per product for the year ended December 31, 1997 decreased approximately 7% from the year ended December 31, 1996.

     During the year ended December 31, 1997, approximately 19% of the Company's Software Protection Products revenue was subject to currency fluctuations, down from 22% in 1996. Software Protection Products revenue in the future is expected to continue to be affected by foreign currency rate fluctuations.

     Information Security Products revenue for the year ended December 31, 1997 increased 41% to $34,116,000, as compared with 1996. The revenue growth was primarily due to increased shipments of secure network communication products.

     Gross profit for Software Protection Products for the year ended December 31, 1997 was 71% of revenue compared with 70% for the year ended December 31, 1996. The increase in gross profit was due to improvements in manufacturing efficiencies. There can be no assurance that the Company will improve or maintain the level of gross profit percentage it experienced during the year ended December 31, 1997.

     Gross profit from Information Security Products for the year ended December 31, 1997 was 20% of revenues compared with 18% of revenues for the year ended December 31, 1996. The increase in gross profit was due to the change in mix from less profitable research and development contracts to more profitable product contracts.

     Consolidated selling, general and administrative expenses for the years ended December 31, 1997 and 1996 were 23% and 24% of revenues, respectively. Selling, general and administrative expenses for the year ended December 31, 1997 increased by $2,223,000 as compared with 1996. This increase was primarily due to additional staff and higher marketing expenses for new product introductions in software protection and information security products.

     Total research and development expenses were 9% and 8% of revenues for each of the years ended December 31, 1997 and 1996, respectively. Current research and development activities are focused on additional ASIC development for future products and the adaptation of the Company's existing products to additional software operating environments and computer platforms.

     Interest income for the year ended December 31, 1997 increased by 6% to $1,605,000, as compared with 1996, primarily due to higher average cash and cash equivalent balances during 1997.

     During the year ended December 31, 1997, the Company incurred foreign currency losses of $167,000, primarily due to dollar denominated deposit accounts maintained in Europe. During the year ended December 31, 1996, the Company recognized foreign currency gains of $270,000, also primarily due to dollar denominated deposit accounts maintained in Europe. Such foreign currency gains and losses result from the movement in the value of the U.S. dollar against the functional currencies used by the Company's foreign subsidiaries.

     For the year ended December 31, 1997, the Company recognized a minority interest share in the loss of Quantum Manufacturing Technologies, a subsidiary of the Company in which the Company holds a 65% interest. The minority interest share of the 1997 loss amounted to approximately $448,000.

     The effective tax rate was 41% for the year ended December 31, 1997 compared with 41.4% for the year ended December 31, 1996.

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

     Gross profit from Information Security Products for the year ended December 31, 1996 was 18% of revenues compared with 23% of revenues for the year ended December 31, 1995. The decrease in gross profit was due to a change from predominately product contracts to mainly less profitable research and development contracts.

     Consolidated selling, general and administrative expenses for the years ended December 31, 1996 and 1995 were 24% of revenues for each year. Selling, general and administrative expenses for the year ended December 31, 1996 increased by $1,949,000 as compared with 1995. This increase was primarily due to additional staff and increased compensation expenses.

     Total research and development expenses were 8% of revenues for each of the years ended December 31, 1996 and 1995. Research and development activities were focused on additional ASIC development for future software protection, and the adaptation of the Company's existing products to additional software operating environments and computer platforms, and on the cryptographic security products to improve the performance of electronic commerce servers on the Internet.

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

     During the year ended December 31, 1996, the Company recognized its share of operating losses in Quantum Manufacturing Technologies, of Albuquerque, New Mexico, in which the Company held a minority investment. The Company's share of the losses amounted to approximately $524,000.

     The effective tax rate was 41.4% for the year ended December 31, 1996 compared with 41.6% for the year ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of operating funds have been from operations and proceeds from sales of the Company's equity securities. The Company's cash flow from operations during 1997, 1996 and 1995 was $12,948,000, $12,262,000, and $13,049,000, respectively.

     The Company intends to use its capital resources to expand its product lines and for possible acquisitions of additional products and technologies. The Company has no significant capital commitments or requirements at this time.

     The Company's subsidiaries in France carry approximately $6.2 million in interest earning deposits which may result in foreign exchange gains or losses due to the fact that the functional currency in those subsidiaries is not the U.S. dollar.

     Management believes that the effect of inflation on the business of the Company for the past three years has been minimal.

     The Company believes that its current working capital of $55,776,000 and anticipated working capital to be generated by future operations will be sufficient to support the Company's working capital requirements through at least December 31, 1998.

IMPACT OF YEAR 2000

     Some of the Company's older computer programs were written using two digits rather than four digits to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has completed a partial assessment and will have to modify portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at less than $100,000 which will be expensed as incurred. To date, the Company has not incurred nor expensed any of these amounts.

     The project is estimated to be completed no later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

     The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived using assumptions of future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and Schedule of the Company are listed in Item 14 (a) and included herein on pages F-1 through F-21.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has not had any disagreement with its independent auditors on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 10. ALL DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the information appearing under the caption "Election of Directors" in the Company's Proxy Statement to be submitted to the Commission on or before April 30, 1998.

ITEM 11. EXECUTIVE COMPENSATION

     Reference is made to the information appearing under the caption "Executive Compensation" in the Company's Proxy Statement to be submitted to the Commission on or before April 30, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be submitted to the Commission on or before April 30, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be submitted to the Commission on or before April 30, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. CONSOLIDATED FINANCIAL STATEMENTS

        Report of Independent Auditors.

        Consolidated Balance Sheets at December 31, 1997 and 1996.

        Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995.

        Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.

        Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

        Notes to Consolidated Financial Statements.

     2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

        II. Consolidated Valuation and Qualifying Accounts for the years ended December 31, 1997, 1996 and 1995.

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     3. EXHIBITS

     EXHIBIT
     NUMBER                               DESCRIPTION
     -------                              -----------
       2. (i)     Agreement and Plan of Reorganization, dated as of January
                  26, 1995 among the Company, Rainbow Acquisition Inc., a
                  California corporation and a wholly owned subsidiary of
                  Rainbow, and Mykotronx, Inc., a California corporation
                  ("Mykotronx") (incorporated by reference to the Company's
                  Registration Statement on Form S-4 under the Securities Act of 1933, as amended, effective on April 20, 1995,
                  Registration No. 33-89918).
       2. (ii)    Agreement and Plan of Merger, dated September 30, 1996, by and among the Company, RNBO Acquisition Corporation, a
                  Nevada corporation and a wholly-owned subsidiary of the
                  Company, and Software Security, Inc., a Connecticut
                  corporation (incorporated by reference to Exhibit 2(ii) of the Company's 1996 Annual Report on Form 10-K under the
                  Securities Exchange Act of 1934 filed in March 1997 (the
                  "1996 10-K")).
       2. (iii)   Agreement and Plan of Merger, dated March 6, 1998, by and
                  among the Company, WRS Acquisition Corp, a California
                  corporation and wholly owned subsidiary of the Company, and
                  Wyatt River Software, Inc.
       3. (i)     Articles of Incorporation of Rainbow, as amended
                  (incorporated by reference to Exhibit 3(a) to Rainbow's
                  Registration Statement on Form S-18 under the Securities Act of 1933, as amended, filed on July 20, 1987 -- File No.
                  33-15956-LA (the "S-18 Registration Statement")).
       3. (ii)    By-Laws of Rainbow (incorporated by reference to Exhibit
                  3(b) to the S-18 Registration Statement).
       4. (a)     See Exhibit 3(i).
       4. (b)     See Exhibit 3(ii).
       4. (c)     Rights Agreement, dated as of July 29, 1997, between the
                  Company and U.S. Stock Transfer Corporation, as Rights
                  Agent.
      10  (a)     Lease for premises at 50 Technology Drive, Irvine,
                  California, dated June 1, 1995, between the Company and
                  Birtcher Medical Systems, Inc., a California corporation
                  (filed as an exhibit to the Company's 1995 Form 10-K).
      10  (b)     Agreement, dated May 26, 1989, between the Company and
                  Catalyst Semiconductor, Inc. (incorporated by reference to
                  Exhibit 10(h) of the Company's 1989 Annual Report on Form
                  10-K under the Securities Exchange Act of 1934 filed in
                  March 1990 (the "1989 10-K")).
      10  (c)     Agreement, dated August 17, 1989, between the Company and
                  Catalyst Semiconductor, Inc. (incorporated by reference to
                  Exhibit 10(i) of the 1989 10-K).
      10  (d)     1990 Incentive Stock Option Plan as amended (incorporated by reference to Exhibit 10(j) of the 1991 10-K).
      10  (e)     Employment Agreement, dated February 16, 1990, between the
                  Company and Walter W. Straub (incorporated by reference to
                  Exhibit 10(j) of the 1989 10-K).
      10  (f)     Change of Control Agreement, dated February 16, 1990,
                  between the Company and Walter W. Straub (incorporated by
                  reference to Exhibit 10(k) of the 1989 10-K).
      10  (g)     Employment Agreement, dated January 15, 1992, between the
                  Company and Peter M. Craig (incorporated by reference to
                  Exhibit 10(m) of the 1991 10-K).
      10  (h)     Change of Control Agreement, dated January 15, 1992, between the Company and Peter M. Craig (incorporated by reference to
                  Exhibit 10(n) of the 1991 10-K).

     EXHIBIT
     NUMBER                               DESCRIPTION
     -------                              -----------
      10  (i)     Employment Agreement, dated January 5, 1995, between the
                  Company and Norman L. Denton, III (incorporated by reference to Exhibit 10(j) of the Company's 1994 Annual Report on Form
                  10-K under the Securities Exchange Act of 1934, filed in
                  March 1995 (the "1994 10-K")).
      10  (j)     Change of Control Agreement, dated January 5, 1995, between the Company and Norman L. Denton, III (incorporated by
                  reference to Exhibit 10(k) to the 1994 10-K).
      10  (k)     Employment Agreement, dated January 5, 1995, between the
                  Company and Patrick E. Fevery (incorporated by reference to
                  Exhibit 10(l) of the 1994 10-K).
      10  (l)     Change of Control Agreement, dated January 5, 1995, between the Company and Patrick E. Fevery (incorporated by reference to Exhibit 10(m) of the 1994 10-K).
      10  (m)     Employment Agreement, dated January 5, 1995, between the
                  Company and Paul A. Bock (incorporated by reference to
                  Exhibit 10(n) of the 1994 10-K).
      10  (n)     Change of Control Agreement, dated January 5, 1995, between the Company and Paul A. Bock (incorporated by reference to
                  Exhibit 10(o) of the 1994 10-K).
      10  (o)     Employment Agreement, dated April 7, 1997, between the
                  Company and Aviram Margalith.
      10  (p)     Change of Control Agreement, dated April 7, 1997, between
                  the Company and Aviram Margalith.
      10  (q)     Employment Agreement, dated January 1, 1998, between the
                  Company and Laurie Casey.
      10  (r)     Change of Control Agreement, dated January 1, 1998, between the Company and Laurie Casey.
      10  (s)     Employment Agreement, dated January 1, 1998, between the
                  Company and Richard Burris.
      10  (t)     Change of Control Agreement, dated January 1, 1998, between the Company and Richard Burris.
      21          List of Rainbow's wholly-owned subsidiaries.
      23  (a)     Consent of Independent Auditors
      27          FINANCIAL DATA SCHEDULE

        (b) Reports on Form 8-K

     No reports on Form 8-K have been filed during the three months ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Rainbow Technologies, Inc.

                                          By:     /s/ WALTER M. STRAUB
                                            ------------------------------------
                                                      Walter M. Straub
Date: March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                       TITLE
                      ---------                                       -----

                /s/ WALTER M. STRAUB                     President, Chief Executive       March 27, 1998
-----------------------------------------------------      Officer, and Chairman of the
                  Walter M. Straub                         Board

                 /s/ PETER M. CRAIG                      Vice Chairman, Executive Vice    March 27, 1998
-----------------------------------------------------      President, Secretary and
                   Peter M. Craig                          Director

                /s/ PATRICK E. FEVERY                    Vice President and Chief         March 27, 1998
-----------------------------------------------------      Financial Officer
                  Patrick E. Fevery

                /s/ ALAN K. JENNINGS                     Director                         March 27, 1998
-----------------------------------------------------
                  Alan K. Jennings

               /s/ RICHARD P. ABRAHAM                    Director                         March 27, 1998
-----------------------------------------------------
                 Richard P. Abraham

                 /s/ MARVIN HOFFMAN                      Director                         March 27, 1998
-----------------------------------------------------
                   Marvin Hoffman

               /s/ FREDERICK M. HANEY                    Director                         March 27, 1998
-----------------------------------------------------
                 Frederick M. Haney



   RAINBOW TECHNOLOGIES, INC.INDEX TO CONSOLIDATED
     FINANCIAL STATEMENTSAND FINANCIAL STATEMENT
    SCHEDULEFOR THE YEAR ENDED DECEMBER 31, 1997

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   F-2
Consolidated Balance Sheets.................................   F-3
Consolidated Statements of Income...........................   F-4
Consolidated Statements of Shareholders' Equity.............   F-5
Consolidated Statements of Cash Flows.......................   F-6
Notes to Consolidated Financial Statements..................   F-7
Schedule II -- Consolidated Valuation and Qualifying
  Accounts..................................................  F-21

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Rainbow Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Rainbow Technologies, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rainbow Technologies, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/  ERNST & YOUNG LLP

Orange County, California
February 20, 1998

                           RAINBOW TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents.................................  $ 29,556,000    $31,735,000
  Marketable securities available-for-sale..................     6,841,000     11,437,000
  Accounts receivable, net of allowance for doubtful
     accounts of $500,000 and $330,000 in 1997 and 1996,
     respectively...........................................    16,343,000     15,297,000
  Inventories...............................................     9,780,000      7,853,000
  Unbilled costs and fees...................................     1,782,000      2,249,000
  Prepaid expenses and other current assets.................     4,803,000      2,106,000
                                                              ------------    -----------
          Total current assets..............................    69,105,000     70,677,000
Property, plant and equipment, at cost:
  Buildings.................................................     8,058,000      9,122,000
  Furniture.................................................     1,191,000      1,200,000
  Equipment.................................................    12,963,000      6,026,000
  Leasehold improvements....................................       636,000        347,000
                                                              ------------    -----------
                                                                22,848,000     16,695,000
  Less accumulated depreciation and amortization............     6,315,000      4,615,000
                                                              ------------    -----------
          Net property, plant and equipment.................    16,533,000     12,080,000
Goodwill, net of accumulated amortization of $8,736,000 and
  $7,936,000 in 1997 and 1996, respectively.................     5,543,000      4,064,000
Product licenses, net of accumulated amortization of
  $469,000 and $263,000 in 1997 and 1996, respectively......     6,481,000        118,000
Other assets, net of accumulated amortization of $2,763,000
  and $1,936,000 in 1997 and 1996, respectively.............     5,389,000      6,425,000
                                                              ------------    -----------
                                                              $103,051,000    $93,364,000
                                                              ============    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  4,937,000    $ 4,109,000
  Accrued payroll and related expenses......................     4,199,000      3,339,000
  Other accrued liabilities.................................     2,986,000      1,500,000
  Income taxes payable......................................       861,000        948,000
  Billings in excess of costs and fees......................        87,000        314,000
  Long-term debt, due within one year.......................       259,000        301,000
                                                              ------------    -----------
          Total current liabilities.........................    13,329,000     10,511,000
Long-term debt, net of current portion......................     1,616,000      2,145,000
Deferred income taxes.......................................            --      1,515,000
Minority interest...........................................     1,723,000         80,000
Other liabilities...........................................        24,000         37,000
Commitments and contingencies...............................
Shareholders' equity:
  Common stock, $.001 par value, 20,000,000 shares
     authorized, 7,817,836 and 7,775,389 shares issued and
     outstanding in 1997 and 1996, respectively.............         8,000          8,000
  Additional paid-in capital................................    30,633,000     30,686,000
  Cumulative translation adjustment.........................    (1,833,000)      (251,000)
  Cumulative difference between cost and market value of
     marketable securities..................................       (73,000)       154,000
  Retained earnings.........................................    59,811,000     48,479,000
                                                              ------------    -----------
                                                                88,546,000     79,076,000
  Less cost of treasury shares (88,868 shares)..............    (2,187,000)            --
                                                              ------------    -----------
          Total shareholders' equity........................    86,359,000     79,076,000
                                                              ------------    -----------
                                                              $103,051,000    $93,364,000
                                                              ============    ===========

                            See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                            YEARS ENDED DECEMBER 31,

                                                                 1997           1996           1995
                                                              -----------    -----------    -----------
REVENUES:
  Software protection products..............................  $60,125,000    $57,440,000    $50,622,000
  Information security products.............................   34,116,000     24,270,000     21,962,000
  Ion beam surface treatment................................      483,000             --             --
                                                              -----------    -----------    -----------
          Total revenues....................................   94,724,000     81,710,000     72,584,000
OPERATING EXPENSES:
  Cost of software protection products......................   17,484,000     17,051,000     14,534,000
  Cost of information security products.....................   27,337,000     19,851,000     16,865,000
  Cost of ion beam surface treatment........................      419,000             --             --
  Selling, general and administrative.......................   21,735,000     19,512,000     17,563,000
  Research and development..................................    8,424,000      6,247,000      6,073,000
  Goodwill amortization.....................................    1,792,000      1,784,000      1,830,000
                                                              -----------    -----------    -----------
          Total operating expenses..........................   77,191,000     64,445,000     56,865,000
                                                              -----------    -----------    -----------
Operating income............................................   17,533,000     17,265,000     15,719,000
Interest income.............................................    1,605,000      1,520,000      1,726,000
Interest expense............................................     (255,000)      (325,000)      (387,000)
Other income (expense)......................................      319,000       (524,000)      (268,000)
                                                              -----------    -----------    -----------
Income before provision for income taxes....................   19,202,000     17,936,000     16,790,000
Provision for income taxes..................................    7,870,000      7,419,000      6,976,000
                                                              -----------    -----------    -----------
Net income..................................................  $11,332,000    $10,517,000    $ 9,814,000
                                                              ===========    ===========    ===========
NET INCOME PER SHARE:
  Basic.....................................................  $      1.46    $      1.36    $      1.31
                                                              ===========    ===========    ===========
  Diluted...................................................  $      1.42    $      1.32    $      1.26
                                                              ===========    ===========    ===========
SHARES USED IN COMPUTING NET INCOME PER SHARE:
  Basic.....................................................    7,769,000      7,743,000      7,511,000
                                                              ===========    ===========    ===========
  Diluted...................................................    7,979,000      7,940,000      7,767,000
                                                              ===========    ===========    ===========

                            See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                     CUMULATIVE
                                                                                 DIFFERENCE BETWEEN
                                   COMMON STOCK      ADDITIONAL    CUMULATIVE      COST AND MARKET
                                ------------------     PAID-IN     TRANSLATION   VALUE OF MARKETABLE    RETAINED      TREASURY
                                 SHARES     AMOUNT     CAPITAL     ADJUSTMENT        SECURITIES         EARNINGS        STOCK
                                ---------   ------   -----------   -----------   -------------------   -----------   -----------
Balance, December 31, 1994....  7,423,016   $7,000   $28,225,000   $  (465,000)       $      --        $28,148,000   $        --
Exercise of common stock
  options.....................    146,162   1,000      1,191,000            --               --                 --            --
Tax benefit of employee stock
  options.....................         --      --        409,000            --               --                 --            --
Unrealized gain on marketable
  securities..................         --      --             --            --           52,000                 --            --
Translation adjustment, net...         --      --             --       869,000               --                 --            --
Net income....................         --      --             --            --               --          9,814,000            --
                                ---------   ------   -----------   -----------        ---------        -----------   -----------
Balance, December 31, 1995....  7,569,178   8,000     29,825,000       404,000           52,000         37,962,000            --
Exercise of common stock
  options.....................    241,211      --      1,184,000            --               --                 --            --
Purchase and retirement of
  common stock................    (35,000)     --       (706,000)           --               --                 --            --
Tax benefit of employee stock
  options.....................         --      --        383,000            --               --                 --            --
Unrealized gain on marketable
  securities..................         --      --             --            --          102,000                 --            --
Translation adjustment, net...         --      --             --      (655,000)              --                 --            --
Net income....................         --      --             --            --               --         10,517,000            --
                                ---------   ------   -----------   -----------        ---------        -----------   -----------
Balance, December 31, 1996....  7,775,389   8,000     30,686,000      (251,000)         154,000         48,479,000            --
Exercise of common stock
  options.....................    201,597      --      2,064,000            --               --                 --            --
Purchase and retirement of
  common stock................   (159,150)     --     (2,767,000)           --               --                 --            --
Purchase of common stock......         --      --             --            --               --                 --    (2,187,000)
Tax benefit of employee stock
  options.....................         --      --        650,000            --               --                 --            --
Unrealized loss on marketable
  securities..................         --      --             --            --         (227,000)                --            --
Translation adjustment, net...         --      --             --    (1,582,000)              --                 --            --
Net income....................         --      --             --            --               --         11,332,000            --
                                ---------   ------   -----------   -----------        ---------        -----------   -----------
Balance, December 31, 1997....  7,817,836   $8,000   $30,633,000   $(1,833,000)       $ (73,000)       $59,811,000   $(2,187,000)
                                =========   ======   ===========   ===========        =========        ===========   ===========


                                   TOTAL
                                -----------
Balance, December 31, 1994....  $55,915,000
Exercise of common stock
  options.....................    1,192,000
Tax benefit of employee stock
  options.....................      409,000
Unrealized gain on marketable
  securities..................       52,000
Translation adjustment, net...      869,000
Net income....................    9,814,000
                                -----------
Balance, December 31, 1995....   68,251,000
Exercise of common stock
  options.....................    1,184,000
Purchase and retirement of
  common stock................     (706,000)
Tax benefit of employee stock
  options.....................      383,000
Unrealized gain on marketable
  securities..................      102,000
Translation adjustment, net...     (655,000)
Net income....................   10,517,000
                                -----------
Balance, December 31, 1996....   79,076,000
Exercise of common stock
  options.....................    2,064,000
Purchase and retirement of
  common stock................   (2,767,000)
Purchase of common stock......   (2,187,000)
Tax benefit of employee stock
  options.....................      650,000
Unrealized loss on marketable
  securities..................     (227,000)
Translation adjustment, net...   (1,582,000)
Net income....................   11,332,000
                                -----------
Balance, December 31, 1997....  $86,359,000
                                ===========

                            See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,

                                                                 1997            1996            1995
                                                             ------------    ------------    ------------
Cash flows from operating activities:
  Net income...............................................  $ 11,332,000    $ 10,517,000    $  9,814,000
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Amortization...........................................     2,850,000       2,821,000       2,352,000
    Depreciation...........................................     2,120,000       1,453,000       1,290,000
    Change in deferred income taxes........................    (3,097,000)       (666,000)        493,000
    Provision for loss on contract.........................       400,000              --              --
    Allowance for doubtful accounts........................       182,000          33,000          76,000
    Loss from retirement of property, plant, and
      equipment............................................        32,000          87,000           7,000
    Write-down of long-term investment.....................       158,000         203,000              --
    Share in investee's loss...............................        45,000         524,000              --
    Minority interest in subsidiary's loss.................      (448,000)             --              --
    Write-off of capitalized software......................       242,000         273,000              --
    Changes in operating assets and liabilities:
      Accounts receivable..................................    (1,587,000)     (1,539,000)     (2,540,000)
      Inventories..........................................    (2,811,000)     (4,273,000)        (65,000)
      Unbilled costs and fees..............................       467,000       1,713,000      (1,067,000)
      Prepaid expenses and other current assets............      (282,000)        157,000          89,000
      Accounts payable.....................................       348,000         281,000       1,168,000
      Accrued liabilities..................................     4,053,000       1,341,000         289,000
      Billings in excess of costs and fees.................      (227,000)        312,000        (420,000)
      Income taxes payable.................................      (829,000)       (975,000)      1,563,000
                                                             ------------    ------------    ------------
         Net cash provided by operating activities.........    12,948,000      12,262,000      13,049,000
Cash flows from investing activities:
  Purchase of marketable securities........................   (11,995,000)     (8,960,000)    (12,271,000)
  Sale of marketable securities............................    16,364,000       9,424,000       4,115,000
  Purchase of new product line.............................    (7,000,000)             --              --
  Purchases of property, plant, and equipment..............    (6,749,000)     (2,719,000)     (1,780,000)
  Acquired cash from QMT...................................       556,000              --              --
  Other long-term assets...................................    (1,130,000)     (3,703,000)     (1,731,000)
  Capitalized software development costs...................    (1,493,000)       (348,000)             --
  Note receivable..........................................            --              --       3,000,000
                                                             ------------    ------------    ------------
         Net cash used in investing activities.............   (11,447,000)     (6,306,000)     (8,667,000)
Cash flows from financing activities:
  Exercise of common stock options.........................     2,064,000       1,184,000       1,191,000
  Payment of long-term debt................................      (279,000)       (303,000)       (357,000)
  Purchase of common stock.................................    (2,187,000)             --              --
  Purchase and retirement of common stock..................    (2,767,000)       (706,000)             --
  Repayment of capital lease...............................            --              --         (31,000)
                                                             ------------    ------------    ------------
         Net cash (used in) provided by financing
           activities......................................    (3,169,000)        175,000         803,000
Effect of exchange rate changes on cash....................      (511,000)        274,000        (146,000)
                                                             ------------    ------------    ------------
Net increase in cash and cash equivalents..................    (2,179,000)      6,405,000       5,039,000
Cash and cash equivalents at beginning of period...........    31,735,000      25,330,000      20,291,000
                                                             ------------    ------------    ------------
Cash and cash equivalents at end of period.................  $ 29,556,000    $ 31,735,000    $ 25,330,000
                                                             ============    ============    ============
Supplemental disclosure of cash flow information:
  Income taxes paid........................................  $  9,827,000    $  8,105,000    $  6,005,000
  Interest paid............................................       259,000         247,000         302,000

                            See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

     Rainbow Technologies, Inc. (the Company) develops, manufactures, programs and markets products which prevent the unauthorized use of intellectual property, including software programs; develops and manufactures information security products to provide privacy and security for satellite and network communications; and develops ion beam surface treatment technologies. The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform with the 1997 presentation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates. Significant estimates made in preparing these financial statements include the allowance for doubtful accounts, the reserve for inventory obsolescence, accrued warranty costs, the allowance for deferred tax assets and total estimated contract costs associated with billed and unbilled contract revenues.

CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES

     All investment securities are considered to be available-for-sale and are carried at fair value. Management determines classification at the time of purchase and re-evaluates its appropriateness at each balance sheet date. The Company's marketable securities consist of tax-exempt and other debt instruments that bear interest at variable rates. As of December 31, 1997 gross unrealized losses were $73,000 while gross unrealized gains were $154,000 as of December 31, 1996. There were no material realized gains or losses recognized for the years ended December 31, 1997, 1996 and 1995. The cost of securities sold is based on the specific identification method. The Company's portfolio of marketable debt securities at December 31, 1997 matures as follows: 44% in 1998, 44% in 1999-2003, and 12% thereafter.

SOFTWARE DEVELOPMENT COSTS

     Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Amortization of capitalized software development costs commences when the products are available for general release to customers and are determined using the straight line method over the expected useful lives of the respective products.

     At December 31, 1997 and 1996, the Company had capitalized computer software costs of $1,844,000 and $766,000, respectively. Amortization of computer software development costs for the years ended December 31, 1997 and 1996 amounted to $173,000 and $44,000, respectively. There was no such amortization for the year ended December 31, 1995. During 1997 and 1996, the Company wrote-off $242,000 and $273,000, respectively, of previously capitalized computer software development costs.

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1997

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

PROPERTY, PLANT AND EQUIPMENT

     Additions to property, plant, equipment and leasehold improvements are recorded at cost and depreciated on the straight-line method over their estimated useful lives as follows:

Buildings.....................................        31 years
Furniture.....................................    5 to 7 years
Equipment.....................................    3 to 7 years
Leasehold improvements........................   Term of lease

INTANGIBLE ASSETS

     Intangible assets consisting of goodwill, product licenses and patents are amortized using the straight-line method over seven to ten years. Goodwill represents the excess of purchase price over the estimated fair value of assets acquired.

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

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1997

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

  Ion Beam Surface Treatment Application and Services

     Service revenues are recognized upon performance of a validation test service. Revenues from fixed-price contracts are recognized as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs.

WARRANTY

     The Company generally warrants its products for one year. An estimate of the amount required to cover warranty expense on products sold is charged against income at the time of sale.

ADVERTISING

     The Company expenses the costs of advertising as incurred. Advertising expense was $2,601,000, $2,221,000 and $1,212,000 for 1997, 1996, and 1995,
respectively.

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

     The Company may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. It does not engage in currency speculation. Foreign currency transaction gains and losses are included in current earnings. There were no foreign exchange contracts at December 31, 1997.

STOCK OPTION PLANS

     Effective January 1, 1996, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) and accordingly, is continuing to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The adoption of SFAS No. 123 had no impact on the Company's consolidated results of operations or financial position.

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1997

EARNINGS PER SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earning Per Share" (SFAS No. 128) in 1997. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the assumed conversion of all dilutive securities. Earnings per share amounts for all periods presented have been calculated in accordance with the requirements of SFAS No. 128.

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

     The Company sells the majority of its Software Protection Products to software developers and wholesale distributors throughout North America, Europe and Asia Pacific. The majority of the Company's Information Security Products are sold to the U.S. Government (Note 3). The U.S. Government accounted for over 52%, 65%, and 81% of contract revenues in 1997, 1996, and 1995, respectively. In addition, approximately 99% and 81% of contract accounts receivable and 86% and 78% of unbilled costs and fees at December 31, 1997 and 1996, respectively, were related to the U.S. Government.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," (SFAS No. 130) which establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by and distributions to shareholders. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented.

     Also in June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS No. 131) which requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The statement also requires additional disclosures with respect to products and services, geographical areas of operations, and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented.

 2. ACQUISITIONS

     In October 1997, the Company acquired from AlliedSignal, Inc. for approximately $7 million certain assets comprising AlliedSignal's "KIV-7" information security product line in a cash transaction. The Company is the sole supplier of KIV-7 to various agencies of the U.S. Government. Simultaneous with the closing of the asset purchase transaction, the Company entered into a manufacturing and development agreement with AlliedSignal whereby Allied-Signal will continue to manufacture current KIV-7 products for the Company, and will complete the development of an enhanced version of the KIV-7 product.

     On May 1997, the Company completed its obligations pursuant to a Stock Purchase Agreement entered into in March 1996 which resulted in the Company investing approximately $6 million and owning a 65% interest in Quantum Manufacturing Technologies, Inc. ("QMT"). QMT, located in Albuquerque, New

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1997

Mexico, owns an exclusive worldwide license from Sandia National Laboratories for the commercial use and exploitation of a patented pulsed power ion beam materials treatment technology known as "IBEST". QMT had a 1997 loss of approximately $1 million. The Company recognized a minority interest share in the 1997 loss of approximately $448,000.

     On October 4, 1996, the Company acquired Software Security, Inc. ("SSI") in a merger transaction resulting in SSI becoming a wholly-owned subsidiary of Rainbow. SSI, headquartered in Stamford, Connecticut, designs, develops and manufactures software security products to prevent the unauthorized use of intellectual property. These products are sold in the U.S. and Europe. Shareholders of SSI received 0.35 shares of Company common stock for each share of issued and outstanding SSI common stock. Accordingly, the Company issued 336,511 shares of its common stock to SSI shareholders in exchange for all outstanding SSI shares. In addition, 4,366 shares of Rainbow common stock were reserved for issuance upon the exercise of assumed SSI options. The merger was accounted for as a pooling-of-interests. Expenses associated with the merger of approximately $191,000 were included in the consolidated results of operations for the year ended December 31, 1996. There were no significant intercompany transactions between Rainbow and SSI during any period presented.

     On June 1, 1995, the Company acquired Mykotronx, Inc. ("Mykotronx") in a merger transaction resulting in Mykotronx becoming a wholly-owned subsidiary of Rainbow. The merger was accounted for as a pooling-of-interests. Mykotronx, a California corporation with headquarters in Torrance, California, designs, develops, and manufactures information security products to provide privacy and security for voice communication and data transmission. These products are sold to the U.S. Government and customers in the aerospace and telecommunications industries. Shareholders of Mykotronx received 2.64 shares of the Company's common stock for each share of issued and outstanding Mykotronx common stock. Accordingly, the Company issued 1,620,564 shares of its common stock to Mykotronx shareholders in exchange for all outstanding Mykotronx shares. In addition, 195,096 shares of Rainbow common stock were reserved for issuance upon the exercise of assumed Mykotronx stock options. Expenses associated with the merger of approximately $552,000 were included in the consolidated results of operations for the year ended December 31, 1995.

     Revenue and net income from the combining companies included in the accompanying consolidated results of operations were as follows:

                                        FOR THE FIVE MONTHS ENDED MAY 31, 1995 (PRIOR TO
                                               THE EFFECTIVE DATE OF THE MERGER):
                                       --------------------------------------------------
                                          RAINBOW          MYKOTRONX       CONSOLIDATED
                                       --------------    -------------    ---------------
  Revenue............................   $19,314,000       $9,663,000         $28,977,000
  Net income.........................     2,489,000        1,278,000           3,767,000

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

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1997

     The Company has unbilled costs and fees of $1,782,000 and $2,249,000 at December 31, 1997 and 1996, respectively. Based on the Company's experience with similar contracts in recent years, the unbilled costs and fees are expected to be collected within one year.

 4. INVENTORIES

     Inventories consist of the following at December 31:

                                                         1997          1996
                                                      ----------    ----------
Raw materials.......................................  $  271,000    $  908,000
Work in process.....................................     761,000       819,000
Finished goods......................................   4,257,000     3,211,000
Inventoried costs relating to long-term contracts,
  net of amounts attributed to revenues recognized
  to date...........................................   4,491,000     2,915,000
                                                      ----------    ----------
                                                      $9,780,000    $7,853,000
                                                      ==========    ==========

     General and administrative expenses in inventory at December 31, 1997 and 1996 were $51,000 and $124,000, respectively.

 5. LONG-TERM DEBT

     Long-term debt consists of a note payable to a bank with principal and interest at 11.98% payable quarterly, in French Francs. The note matures in January 2005 and is secured by a building with a net book value of $5,570,000 at December 31, 1997.

     Annual principal payments are as follows:

1998.............................................  $  259,000
1999.............................................     259,000
2000.............................................     259,000
2001.............................................     259,000
2002.............................................     259,000
Thereafter.......................................     580,000
                                                   ----------
                                                   $1,875,000
                                                   ==========

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

     The carrying values and estimated fair values of the Company's financial instruments are as follows for the years ended December 31:

                                            1997                         1996
                                  ------------------------    --------------------------
                                   CARRYING     ESTIMATED      CARRYING       ESTIMATED
                                    VALUE       FAIR VALUE       VALUE       FAIR VALUE
                                  ----------    ----------    -----------    -----------
Marketable securities...........  $6,481,000    $6,481,000    $11,437,000    $11,437,000
Long-term debt..................   1,875,000     2,125,000      2,446,000      2,714,000

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1997

 7. COMMITMENTS AND CONTINGENCIES

     The Company has purchase commitments with various vendors for approximately $6,787,000 as of December 31, 1997. These purchase commitments are payable in less than a year.

     Annual obligations under non-cancelable operating leases are as follows:

1998.............................................  $1,427,000
1999.............................................   1,330,000
2000.............................................   1,057,000
2001.............................................     658,000
2002.............................................     114,000
                                                   ----------
                                                   $4,586,000
                                                   ==========

     Rent expense charged to operations for the years ended December 31, 1997, 1996 and 1995 was $1,663,000, 1,410,000, and 1,331,000, respectively

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

     On April 12, 1990, the Board of Directors of the Company terminated the 1987 plans and approved the Company's 1990 Stock Option Plan under which non-statutory or incentive stock options may be granted to key employees and individuals who provide services to the Company. Up to an aggregate of 450,000 shares of the Company's common stock were originally authorized for issuance. Options become exercisable and expire at the discretion of the Board of Directors, although the plans specify that no options shall be exercisable prior to 12 months from the date of grant and all options expire ten years from the date of grant. In June 1993, the shareholders approved an amendment to the Company's Restated 1990 Stock Option Plan authorizing the issuance of an additional 450,000 shares of common stock. In May 1995 an additional increase of 750,000 was approved and in June 1997 an additional increase of 750,000 was approved. As of December 31, 1997 the total number of shares reserved for issuance under the existing stock option plan and agreements total 419,000.

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1997

     The following is a summary of changes in options outstanding pursuant to the plans for the years ended December 31:

                                           1997                    1996                    1995
                                   ---------------------   ---------------------   ---------------------
                                                WEIGHTED                WEIGHTED                WEIGHTED
                                                AVERAGE                 AVERAGE                 AVERAGE
                                                EXERCISE                EXERCISE                EXERCISE
                                    OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                                   ----------   --------   ----------   --------   ----------   --------
Outstanding -- beginning of
  year...........................   1,341,722    $14.32     1,286,034    $12.80     1,095,486    $10.25
  Granted........................     591,200     16.95       341,879     15.82       351,300     18.74
  Exercised......................    (201,597)    10.26      (241,211)     5.74      (146,162)     8.97
  Cancelled......................    (124,876)    17.69       (44,980)    16.14       (14,590)    13.88
                                   ----------    ------    ----------    ------    ----------    ------
Outstanding -- end of year.......   1,606,449    $15.53     1,341,722    $14.32     1,286,034    $12.80
Exercisable at end of year.......     712,722    $14.42       597,277    $12.97       430,961    $ 9.93
Weighted-average fair value of
  options granted during the
  year...........................       $6.56                   $6.18                   $7.25

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                   OUTSTANDING
                    ------------------------------------------
                                   WEIGHTED                              EXERCISABLE
                                    AVERAGE                      ----------------------------
                                   REMAINING       WEIGHTED                       WEIGHTED
    RANGE OF          NUMBER      CONTRACTUAL      AVERAGE         NUMBER         AVERAGE
 EXERCISE PRICES    OUTSTANDING      LIFE       EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
-----------------   -----------   -----------   --------------   -----------   --------------
$ 3.290 to  6.600..     42,111        2.17           $ 6.20          42,104         $ 6.20
  8.730 to 11.000..    161,612        6.35            10.98         127,720          10.99
 11.750 to 12.000..    188,005        6.50            11.82         148,710          11.84
 13.500 to 16.750..    459,426        8.88            14.94          97,483          15.16
 17.000 to 18.750..    732,565        8.32            18.15         296,525          18.11
 20.750 to 23.625..     22,730        9.86            23.60             180          20.75

     The weighted average remaining contractual life of stock options outstanding at December 31, 1997 and 1996 was 8.0 years and 7.6 years, respectively.

     Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997, 1996 and 1995: risk free interest rate of 5.7% for 1997 and 6.3% for 1996 and 1995; dividend yield of 0% for 1997, 1996 and 1995; volatility factor of the expected market price of the Company's common stock of
0.39 for 1997 and 0.38 for 1996 and 1995; and a weighted-average life of the option of 4.0 years for 1997, 1996, and 1995.

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

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1997

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                   1997           1996          1995
                                                -----------    ----------    ----------
Pro forma net income..........................  $10,120,000    $9,840,000    $9,417,000
Pro forma earnings per share:
  Basic.......................................  $      1.30    $     1.27    $     1.25
  Diluted.....................................         1.27          1.24          1.21

     The results above are not likely to be representative of the effects of applying SFAS 123 on reported net income or loss for future years as these amounts reflect the expense for only one to three years vesting.

 9. SHAREHOLDER'S RIGHTS PLAN

     In July 1997, the Board of Directors of the Company adopted a Shareholder's Rights Plan. In so doing, the Board of Directors declared a dividend of one right (a "Right") for each outstanding share of the Company's Common Stock, as of August 5, 1997 and subsequently with respect to each subsequent issuance of a share of Common Stock. Following a "Distribution Date," each holder of a Right is entitled to purchase, at a stated purchase price, shares of the Company's Common Stock or other property having a value equal to two times of the purchase price. A Distribution Date will occur on the earlier of (i) the tenth day after a public announcement that a person other than the Company or its affiliates has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding Common Stock (such person thereby becoming an "Acquiring Person"), or (ii) the tenth business day after the date of the commencement of, or first public announcement of the intent of any person to commence, a tender or exchange offer the consummation of which would result in such person becoming an Acquiring Person. Following a Distribution Date, the Rights of an Acquiring Person are null and void and not exercisable. Outstanding Rights are redeemable by the Board of Directors at any time prior to a Distribution Date at a redemption price of $0.01 per Right. The Rights will expire at the close of business on August 5, 2002, unless earlier exercised by the holder or redeemed by the Company.

10. INCOME TAXES

     The provision (benefit) for income taxes consists of the following for the years ended December 31:

                                                   1997           1996          1995
                                                -----------    ----------    ----------
Current:
  Federal.....................................  $ 7,447,000    $4,775,000    $3,496,000
  State.......................................    1,362,000     1,387,000     1,202,000
  Foreign.....................................    2,158,000     1,923,000     1,785,000
                                                -----------    ----------    ----------
                                                 10,967,000     8,085,000     6,483,000
Deferred:
  Federal.....................................   (2,605,000)     (567,000)      329,000
  State.......................................     (254,000)      (96,000)       34,000
  Foreign.....................................     (238,000)       (3,000)      130,000
                                                -----------    ----------    ----------
                                                 (3,097,000)     (666,000)      493,000
                                                -----------    ----------    ----------
                                                $ 7,870,000    $7,419,000    $6,976,000
                                                ===========    ==========    ==========

     A reconciliation of the statutory federal income tax provision to the actual provision follows for the years ended December 31:

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1997

                                                   1997           1996          1995
                                                -----------    ----------    ----------
Statutory federal income tax expense..........  $ 6,721,000    $6,278,000    $5,777,000
Non-deductible amortization of goodwill.......      627,000       624,000       610,000
State taxes, net of federal benefit...........      720,000       839,000       804,000
Non-deductible merger related costs...........      (57,000)      116,000       185,000
Effect of foreign operations, net.............      (19,000)     (242,000)     (116,000)
Research and experimentation credit...........     (119,000)           --       (30,000)
Municipal interest............................     (209,000)     (223,000)     (156,000)
Other.........................................      206,000        27,000       (98,000)
                                                -----------    ----------    ----------
                                                $ 7,870,000    $7,419,000    $6,976,000
                                                ===========    ==========    ==========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company's deferred tax assets and liabilities are as follows for the years ended December 31:

                                                               1997           1996
                                                            -----------    -----------
Deferred tax assets:
  Foreign tax loss carryforwards..........................  $   586,000    $   554,000
  Contract revenue recognized for tax reporting
     purposes.............................................    1,563,000         50,000
  State taxes not currently deductible....................      586,000        423,000
  Cumulative translation adjustment.......................      383,000             --
  Tax credit carryforwards................................           --        132,000
  Accruals and reserves not currently tax deductible......    2,005,000      1,309,000
                                                            -----------    -----------
          Total deferred tax assets.......................    5,123,000      2,468,000
  Valuation allowance for deferred tax assets.............     (586,000)      (554,000)
                                                            -----------    -----------
                                                              4,537,000      1,914,000
Deferred tax liabilities:
  Cumulative translation adjustment.......................           --        (14,000)
  Accruals without tax effect.............................     (266,000)      (620,000)
  Tax depreciation........................................   (1,395,000)    (1,501,000)
                                                            -----------    -----------
          Total deferred tax liabilities..................   (1,661,000)    (2,135,000)
                                                            -----------    -----------
Net deferred tax assets (liabilities).....................  $ 2,876,000    $ ( 221,000)
                                                            ===========    ===========

     United States and foreign earnings before income taxes are as follows for the years ended December 31:

                                                         1997           1996           1995
                                                      -----------    -----------    -----------
United States.......................................  $15,400,000    $14,281,000    $12,875,000
Foreign.............................................    3,802,000      3,655,000      3,915,000
                                                      -----------    -----------    -----------
                                                      $19,202,000    $17,936,000    $16,790,000
                                                      ===========    ===========    ===========

     The Company realized tax benefits of $650,000, $383,000, and $409,000 in 1997, 1996 and 1995, respectively, from the exercise of non-qualified stock options and disqualifying disposition of incentive stock options.

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1997

11. BENEFIT PLANS

     At December 31, 1997, the Company sponsored two tax deferred defined contribution plans for all eligible US employees, each of which was sponsored by the predecessor companies prior to the merger of SSI into Rainbow. The Rainbow and Mykotronx plans were merged effective January 1, 1996. Under both plans, the employer matches certain employee contributions. During the years ended December 31, 1997, 1996 and 1995, Company contributions under both Plans totaled approximately $368,000, $307,000, and $183,000, respectively.

12. RELATED PARTY TRANSACTIONS

     During the year ended December 31, 1997, 1996 and 1995 the Company made purchases of services from companies controlled by directors of the Company totaling $273,000, $152,000, and $197,000, respectively.

13. INDUSTRY SEGMENTS

     The Company operates in three industry segments. The first segment is the development and sale of devices which protect data and software from unauthorized use (Software Protection Products segment). The second segment is the development and sale of information security products to provide privacy and security for voice communication and data transmission (Information Security Products segment). The third segment is the development of ion beam surface treatment technologies. Summaries of the Company's operations by industry and geographic area are as follows:

A summary of the Company's operations by industry segment follows:

                                        FOR THE YEAR ENDED DECEMBER 31, 1997
                        ---------------------------------------------------------------------
                                                     ION BEAM
                         SOFTWARE     INFORMATION     SURFACE
                        PROTECTION     SECURITY      TREATMENT    ELIMINATION    CONSOLIDATED
                        -----------   -----------   -----------   ------------   ------------
Revenues..............  $60,125,000   $34,116,000   $   483,000   $         --   $ 94,724,000
Operating income
  (loss)..............   15,392,000     3,286,000    (1,145,000)            --     17,533,000
Identifiable assets...   84,134,000    28,480,000     5,247,000    (14,810,000)   103,051,000
Depreciation and
  amortization........    3,840,000       807,000       323,000             --      4,970,000
Capital
  expenditures........    1,094,000     1,839,000     3,816,000             --      6,749,000

                                        FOR THE YEAR ENDED DECEMBER 31, 1996
                        ---------------------------------------------------------------------
                                                     ION BEAM
                         SOFTWARE     INFORMATION     SURFACE
                        PROTECTION     SECURITY      TREATMENT    ELIMINATION    CONSOLIDATED
                        -----------   -----------   -----------   ------------   ------------
Revenues..............  $57,440,000   $24,270,000   $        --   $         --   $ 81,710,000
Operating income......   13,736,000     3,529,000            --             --     17,265,000
Identifiable assets...   78,562,000    15,052,000            --       (250,000)    93,364,000
Depreciation and
  amortization........    4,055,000       219,000            --             --      4,274,000
Capital
  expenditures........    1,298,000     1,421,000            --             --      2,719,000

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1997

                                        FOR THE YEAR ENDED DECEMBER 31, 1995
                        ---------------------------------------------------------------------
                                                     ION BEAM
                         SOFTWARE     INFORMATION     SURFACE
                        PROTECTION     SECURITY      TREATMENT    ELIMINATION    CONSOLIDATED
                        -----------   -----------   -----------   ------------   ------------
Revenues..............  $50,622,000   $21,962,000   $        --   $         --   $ 72,584,000
Operating income......   10,757,000     4,962,000            --             --     15,719,000
Identifiable assets...   73,411,000     8,863,000            --             --     82,274,000
Depreciation and
  amortization........    3,490,000       152,000            --             --      3,642,000
Capital
  expenditures........    1,418,000       362,000            --             --      1,780,000

     A summary of the Company's operations by geographic area follows:

                                               FOR THE YEAR ENDED DECEMBER 31, 1997
                                     --------------------------------------------------------
                                     UNITED STATES     EUROPE      ELIMINATION   CONSOLIDATED
                                     -------------   -----------   -----------   ------------
Sales to unaffiliated customers....   $74,972,000    $19,752,000   $        --   $ 94,724,000
Transfers between geographic
  areas............................     2,437,000      2,619,000    (5,056,000)            --
                                      -----------    -----------   -----------   ------------
     Revenues......................   $77,409,000    $22,371,000   $(5,056,000)  $ 94,724,000
                                      ===========    ===========   ===========   ============
Operating income...................   $13,163,000    $ 4,410,000   $   (40,000)  $ 17,533,000
Identifiable assets................    77,508,000     25,913,000      (370,000)   103,051,000

                                                   FOR THE YEAR ENDED DECEMBER 31, 1996
                                        -----------------------------------------------------------
                                        UNITED STATES      EUROPE       ELIMINATION    CONSOLIDATED
                                        -------------    -----------    -----------    ------------
Sales to unaffiliated customers.......   $61,976,000     $19,734,000    $        --    $81,710,000
Transfers between geographic areas....     1,042,000       3,160,000     (4,202,000)            --
                                         -----------     -----------    -----------    -----------
  Revenues............................   $63,018,000     $22,894,000    $(4,202,000)   $81,710,000
                                         ===========     ===========    ===========    ===========
Operating income......................   $13,664,000     $ 3,819,000    $  (218,000)   $17,265,000
Identifiable assets...................    61,280,000      32,414,000       (330,000)    93,364,000

                                                   FOR THE YEAR ENDED DECEMBER 31, 1995
                                        -----------------------------------------------------------
                                        UNITED STATES      EUROPE       ELIMINATION    CONSOLIDATED
                                        -------------    -----------    -----------    ------------
Sales to unaffiliated customers.......   $54,953,000     $17,631,000    $        --    $72,584,000
Transfers between geographic areas....     1,223,000       3,249,000     (4,472,000)            --
                                         -----------     -----------    -----------    -----------
  Revenues............................   $56,176,000     $20,880,000    $(4,472,000)   $72,584,000
                                         ===========     ===========    ===========    ===========
Operating income......................   $12,058,000     $ 5,310,000    $(1,649,000)   $15,719,000
Identifiable assets...................    45,442,000      36,952,000       (120,000)    82,274,000

     Geographic information for Europe encompasses the Company's operations in France, the United Kingdom, Germany, Belarus and the Netherlands. In determining operating income for each geographic area, sales and purchases between geographic areas have been accounted for on the basis of internal transfer prices set by the Company. Identifiable assets are those tangible and intangible assets used in operations in each geographic area.

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1997

14. SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

                                         MARCH 31,      JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                           1997           1997            1997             1997
                                        -----------    -----------    -------------    ------------
REVENUES:
  Software protection.................  $13,973,000    $15,974,000     $14,741,000     $15,437,000
  Information security................    6,810,000      6,859,000       7,314,000      13,133,000
  Ion beam surface treatment..........           --         11,000         201,000         271,000
                                        -----------    -----------     -----------     -----------
          Total revenues..............  $20,783,000    $22,844,000     $22,256,000     $28,841,000
                                        ===========    ===========     ===========     ===========
COST OF REVENUES:
  Software Protection.................  $ 4,181,000    $ 4,594,000     $ 4,128,000     $ 4,581,000
  Information Security................    5,711,000      5,243,000       5,975,000      10,408,000
  Ion beam surface treatment..........           --        417,000           2,000              --
                                        -----------    -----------     -----------     -----------
          Total cost of revenues......  $ 9,892,000    $10,254,000     $10,105,000     $14,989,000
                                        ===========    ===========     ===========     ===========
Operating income......................  $ 3,833,000    $ 4,098,000     $ 4,407,000     $ 5,195,000
Net income............................    2,432,000      2,814,000       2,787,000       3,299,000
Net income per share:
  Basic...............................  $      0.31    $      0.36     $      0.36     $      0.42
  Diluted.............................         0.31           0.36            0.35            0.40

                                         MARCH 31,      JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                           1996           1996            1996             1996
                                        -----------    -----------    -------------    ------------
REVENUES:
  Software Protection.................  $14,454,000    $14,853,000     $13,981,000     $14,152,000
  Information Security................    6,127,000      5,997,000       5,101,000       7,045,000
                                        -----------    -----------     -----------     -----------
          Total revenues..............  $20,581,000    $20,850,000     $19,082,000     $21,197,000
                                        ===========    ===========     ===========     ===========
COST OF REVENUES:
  Software Protection.................  $ 4,375,000    $ 4,467,000     $ 4,026,000     $ 4,183,000
  Information Security................    5,168,000      5,097,000       4,145,000       5,441,000
                                        -----------    -----------     -----------     -----------
          Total cost of revenues......  $ 9,543,000    $ 9,564,000     $ 8,171,000     $ 9,624,000
                                        ===========    ===========     ===========     ===========
Operating income......................  $ 4,321,000    $ 4,275,000     $ 3,804,000     $ 4,865,000
Net income............................    2,833,000      2,674,000       2,049,000       2,961,000
Net income per share:
  Basic...............................  $      0.37    $      0.34     $      0.26     $      0.38
  Diluted.............................         0.36           0.34            0.26            0.37

     Net income per share is computed independently for each of the quarters presented and the summation of quarterly amounts may not equal the total net income per share reported for the year.

15. IMPACT OF YEAR 2000

     Some of the Company's older computer programs were written using two digits rather than four digits to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1997

     The Company has completed a partial assessment and will have to modify portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at less than $100,000 that will be expensed as incurred. To date, the Company has not incurred nor expensed any of these amounts.

     The project is estimated to be completed no later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

     The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived using assumptions of future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

16. SUBSEQUENT EVENTS

     The Company purchased certain assets from Elan Computer Group, Inc. ("Elan") in March 1998 in a cash transaction. The assets included Elan's license manager software technology, which the Company had previously licensed from Elan, and Elan's end-user maintenance and support relationships. In connection with the transaction, the Company entered into a Litigation Cooperation Agreement with Elan in connection with a patent infringement lawsuit entitled Globetrotter Software, Inc. vs. Elan Computer Group, Inc. No. 97-4176CW which is currently pending in the United States District Court for the Northern District of California. The action claims that the Elan technology infringes upon patents owned by Globetrotter. Management believes that the ulltimate resolution of this matter will not have a material adverse effect on the Company's financial position.

     In February 1998, the Company acquired Wyatt River Software, Inc. ("Wyatt River"), including its "LicenseServe" and "LicenseTrack" technology in a cash transaction. The Company paid initial consideration of approximately $5 million. Final consideration is subject to a determination based upon a balance sheet audit of Wyatt River as of the closing date. The Company will also pay the Wyatt River shareholders an additional sum based upon sales of the Wyatt River technology through June 30, 1999. From the consideration paid at closing, the Wyatt River shareholders established certain escrows to serve as a fund for various contingent liabilities.

     On March 17, 1998, the Company's Board of Directors authorized a three-for-two stock split, subject to shareholder approval. If the proposed stock split is approved by the shareholders on June 4, 1998, each shareholder will receive one additional share of common stock for each two shares held on the record date. These financial statements have not been adjusted to reflect the impact of the proposed stock split.

                           RAINBOW TECHNOLOGIES, INC.

         SCHEDULE II -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                               BALANCE AT                  DEDUCTIONS/      BALANCE AT
                                               BEGINNING                  RECOVERIES AND      END OF
                 DESCRIPTION                    OF YEAR      ADDITIONS      WRITE-OFFS         YEAR
                 -----------                   ----------    ---------    --------------    ----------
For the year ended December 31:
1997
Allowance for doubtful accounts receivable...   $330,000     $182,000       $ (12,000)       $500,000
1996
Allowance for doubtful accounts receivable...   $453,000     $ 33,000       $(156,000)       $330,000
1995
Allowance for doubtful accounts receivable...   $391,000     $ 76,000       $ (14,000)       $453,000

                                 EXHIBIT INDEX

                                                                          SEQUENTIALLY
EXHIBIT                                                                     NUMBERED
 NUMBER                             DESCRIPTION                              PAGES
--------                            -----------                           ------------
 2.(i)      Agreement and Plan of Reorganization, dated as of January
            26, 1995 among the Company, Rainbow Acquisition Inc., a
            California corporation and a wholly owned subsidiary of
            Rainbow, and Mykotronx, Inc., a California corporation
            ("Mykotronx") (incorporated by reference to the Company's
            Registration Statement on Form S-4 under the Securities Act of 1933, as amended, effective on April 20, 1995,
            Registration No. 33-89918)..................................
 2.(ii)     Agreement and Plan of Merger, dated September 30, 1996, by and among the Company, RNBO Acquisition Corporation, a
            Nevada corporation and a wholly-owned subsidiary of the
            Company, and Software Security, Inc., a Connecticut
            corporation.................................................
 2.(iii)    Agreement and Plan of Merger, dated March 6, 1998, by and
            among the Company, WRS Acquisition Corp, a California
            corporation and wholly owned subsidiary of the Company, and
            Wyatt River Software, Inc...................................
 3.(i)      Articles of Incorporation of Rainbow, as amended
            (incorporated by reference to Exhibit 3(a) to Rainbow's
            Registration Statement on Form S-18 under the Securities Act of 1933, as amended, filed on July 20, 1987 -- File No.
            33-15956-LA (the "S-18 Registration Statement"))............
 3.(ii)     By-Laws of Rainbow (incorporated by reference to Exhibit
            3(b) to the S-18 Registration Statement)....................
 4(a)       See Exhibit 3(i)............................................
 4(b)       See Exhibit 3(ii)...........................................
 4(c)       Rights Agreement, dated as of July 29, 1997, between the
            Company and U.S. Stock Transfer Corporation, as Rights
            Agent.......................................................
10(a)       Lease for premises at 50 Technology Drive, Irvine,
            California, dated June 1, 1995, between the Company and
            Birtcher Medical Systems, Inc., a California corporation
            (filed as an exhibit to the Company's 1995 Form 10-K).......
10(b)       Agreement, dated May 26, 1989, between the Company and
            Catalyst Semiconductor, Inc. (incorporated by reference to
            Exhibit 10(h) of the Company's 1989 Annual Report on Form
            10-K under the Securities Exchange Act of 1934 filed in
            March 1990 (the "1989 10-K"))...............................
10(c)       Agreement, dated August 17, 1989, between the Company and
            Catalyst Semiconductor, Inc. (incorporated by reference to
            Exhibit 10(i) of the 1989 10-K).............................
10(d)       1990 Incentive Stock Option Plan as amended (incorporated by reference to Exhibit 10(j) of the 1991 10-K)................
10(e)       Employment Agreement, dated February 16, 1990, between the
            Company and Walter W. Straub (incorporated by reference to
            Exhibit 10(j) of the 1989 10-K).............................
10(f)       Change of Control Agreement, dated February 16, 1990,
            between the Company and Walter W. Straub (incorporated by
            reference to Exhibit 10(k) of the 1989 10-K)................
10(g)       Employment Agreement, dated January 15, 1992, between the
            Company and Peter M. Craig (incorporated by reference to
            Exhibit 10(m) of the 1991 10-K).............................

                                                                          SEQUENTIALLY
EXHIBIT                                                                     NUMBERED
 NUMBER                             DESCRIPTION                              PAGES
--------                            -----------                           ------------
10(h)       Change of Control Agreement, dated January 15, 1992, between the Company and Peter M. Craig (incorporated by reference to
            Exhibit 10(n) of the 1991 10-K).............................
10(i)       Employment Agreement, dated January 5, 1995, between the
            Company and Norman L. Denton, III (incorporated by reference to Exhibit 10(j) of the Company's 1994 Annual Report on Form
            10-K under the Securities Exchange Act of 1934, filed in
            March 1995 (the "1994 10-K"))...............................
10(j)       Change of Control Agreement, dated January 5, 1995, between the Company and Norman L. Denton, III (incorporated by
            reference to Exhibit 10(k) to the 1994 10-K)................
10(k)       Employment Agreement, dated January 5, 1995, between the
            Company and Patrick E. Fevery (incorporated by reference to
            Exhibit 10(l) of the 1994 10-K).............................
10(l)       Change of Control Agreement, dated January 5, 1995, between the Company and Patrick E. Fevery (incorporated by reference to Exhibit 10(m) of the 1994 10-K)..........................
10(m)       Employment Agreement, dated January 5, 1995, between the
            Company and Paul A. Bock (incorporated by reference to
            Exhibit 10(n) of the 1994 10-K).............................
10(n)       Change of Control Agreement, dated January 5, 1995, between the Company and Paul A. Bock (incorporated by reference to
            Exhibit 10(o) of the 1994 10-K).............................
10(o)       Employment Agreement, dated April 7, 1997, between the
            Company and Aviram Margalith................................
10(p)       Change of Control Agreement, dated April 7, 1997, between
            the Company and Aviram Margalith............................
10(q)       Employment Agreement, dated January 1, 1998, between the
            Company and Laurie Casey....................................
10(r)       Change of Control Agreement, dated January 1, 1998, between the Company and Laurie Casey................................
10(s)       Employment Agreement, dated January 1, 1998, between the
            Company and Richard Burris..................................
10(t)       Change of Control Agreement, dated January 1, 1998, between the Company and Richard Burris..............................
21          List of Rainbow's wholly-owned subsidiaries.................
23(a)       Consent of Independent Auditors.............................
27          FINANCIAL DATA SCHEDULE

     (b) Reports on Form 8-K.

        No reports on Form 8-K have been filed during the three months ended December 31, 1997.