Form 10-Q
period 1998-03-31
RAINBOW TECHNOLOGIES INC
filed 1998-05-15
CIK 819706

                                    FORM 10-Q



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



    For the Quarter ended MARCH 31, 1998      Commission file number:0-16641



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

                                                  Yes    X       No
                                                       -----         -----

The number of shares of common stock, $.001 par value, outstanding as of March 31, 1998 was 7,759,596.

                           RAINBOW TECHNOLOGIES, INC.


                                TABLE OF CONTENTS


PART I  -  FINANCIAL INFORMATION
     Item 1.   Condensed Consolidated Balance Sheets at
               March 31, 1998 (unaudited) and December 31, 1997                      3

               Condensed Consolidated Statements of Operations for
               the three months ended March 31, 1998 and 1997 (unaudited)            4

               Condensed Consolidated Statements of Comprehensive (Loss) Income
               for the three months ended March 31, 1998 and 1997 (unaudited)        5

               Condensed Consolidated Statements of Cash Flows for the three
               months ended March 31, 1998 and 1997 (unaudited)                      6

               Notes to Condensed Consolidated Financial Statements                  7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                        10

PART II  -  OTHER INFORMATION

     Item 1 to 5 - Not applicable

SIGNATURES                                                                          13


                           RAINBOW TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   A S S E T S

                                                           March 31,       December 31,
                                                              1998             1997
                                                         ---------------  ---------------
                                                           (unaudited)
Current assets:
    Cash and cash equivalents..........................     $24,248,000      $ 29,556,000
    Marketable securities
    available-for-sale.................................       3,997,000         6,841,000
    Accounts receivable, net of allowance for
    doubtful accounts of $375,000 and $500,000
    in 1998 and 1997, respectively.....................      17,937,000        16,343,000
    Inventories........................................       9,039,000         9,780,000
    Unbilled costs and fees............................       1,185,000         1,782,000
    Prepaid expenses and other current assets..........       4,674,000         4,803,000
                                                            -----------      ------------
         Total current assets..........................      61,080,000        69,105,000

Property, plant and equipment, at cost:
    Buildings..........................................       7,865,000         8,058,000
    Furniture..........................................       1,203,000         1,191,000
    Equipment..........................................      13,705,000        12,963,000
    Leasehold improvements.............................         664,000           636,000
                                                            -----------      ------------
                                                             23,437,000        22,848,000
    Less accumulated depreciation and amortization.....       6,957,000         6,315,000
                                                            -----------      ------------
         Net property, plant and equipment.............      16,480,000        16,533,000

Goodwill, net of accumulated amortization of
  $9,029,000 and $8,736,000 in 1998 and 1997,
  respectively.........................................       8,189,000         5,543,000
Product licenses, net of accumulated amortization of
  $510,000 and $469,000 in 1998 and 1997,
  respectively.........................................       6,453,000         6,481,000
Other assets, net of accumulated amortization of
  $2,875,000 and $2,763,000 in 1998 and 1997,
  respectively.........................................       6,700,000         5,389,000
                                                            -----------      ------------
                                                            $98,902,000      $103,051,000
                                                            ===========      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable...................................     $ 5,727,000      $  4,937,000
    Accrued payroll and related expenses...............       2,447,000         4,199,000
    Other accrued liabilities..........................       2,293,000         2,986,000
    Income taxes payable...............................       1,046,000           861,000
    Billings in excess of costs and fees...............          87,000            87,000
    Long-term debt, due within one year................         251,000           259,000
                                                            -----------      ------------
         Total current liabilities.....................      11,851,000        13,329,000

Long-term debt, net of current portion.................       1,506,000         1,616,000
Minority interest......................................       1,448,000         1,723,000
Other liabilities......................................          19,000            24,000
Shareholders' equity:
    Common stock, $.001 par value, 20,000,000 shares
      authorized, 7,759,596 and 7,817,836 shares issued
      and outstanding in 1998 and 1997, respectively...           8,000             8,000
    Additional paid-in capital.........................      28,955,000        30,633,000
    Accumulated other comprehensive loss...............      (1,423,000)       (1,906,000)
    Retained earnings..................................      56,717,000        59,811,000
                                                            -----------      ------------
                                                             84,257,000        88,546,000
    Less cost of treasury shares (7,500 and 88,868
       shares in 1998 and 1997, respectively)..........        (179,000)       (2,187,000)
                                                            -----------      ------------
         Total shareholders' equity....................      84,078,000        86,359,000
                                                            -----------      ------------
                                                            $98,902,000      $103,051,000
                                                            ===========      ============


                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                     Three months ended
                                                  March 31,       March 31,
                                                    1998            1997
                                               ------------------------------
Revenues:
     Software protection products............    $14,171,000     $13,973,000
     Information security products...........     10,849,000       6,810,000
     Ion beam surface treatment..............         10,000               -
                                               ------------------------------
          Total revenues.....................     25,030,000      20,783,000

Operating expenses:
     Cost of software protection products....      3,552,000       4,181,000
     Cost of information security products...      8,605,000       5,711,000
     Cost of ion beam surface treatment......         20,000               -
     Selling, general and administrative.....      5,598,000       5,265,000
     Research and development................      2,722,000       1,381,000
     Goodwill amortization...................        535,000         412,000
     Provision for restructured operations...        370,000               -
     Acquired research and development.......      4,000,000               -
                                               ------------------------------
          Total operating expenses...........     25,402,000      16,950,000
                                               ------------------------------
Operating (loss) income......................       (372,000)      3,833,000
Interest income..............................        319,000         426,000
Interest expense.............................        (56,000)        (70,000)
Other expense, net...........................     (1,134,000)       (144,000)
                                               ------------------------------
(Loss) income before provision for taxes.....     (1,243,000)      4,045,000
Provision for income taxes...................      1,851,000       1,613,000
                                               ==============================
Net (loss) income............................    $(3,094,000)    $ 2,432,000
                                               ==============================

Net (loss) income per share:
     Basic ..................................    $     (0.40)    $      0.31
                                               ==============================
     Diluted ................................    $     (0.40)    $      0.31
                                               ==============================

Shares used in computing net (loss) income
per share:
     Basic...................................      7,767,000        7,794,000
                                               ==============================
     Diluted................................       7,767,000        7,954,000
                                               ==============================

                       See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                   (unaudited)


                                                            Three Months Ended
                                                          March 31,      March 31,
                                                            1998           1997
                                                       ----------------------------
Net (loss) income...............................       $(3,094,000)    $ 2,432,000
Other comprehensive income:
     Foreign currency translation adjustment....           805,000      (2,753,000)
     Unrealized loss on securities..............            (7,000)        (55,000)
     Reclassification adjustment................            (6,000)              -
                                                       ----------------------------
     Other comprehensive (loss) income, before
       income taxes.............................           792,000      (2,808,000)
     Provision for income taxes related to
       other comprehensive (loss) income........          (309,000)      1,123,000
                                                       ----------------------------
     Other comprehensive (loss) income,
       net of taxes.............................           483,000      (1,685,000)
                                                       ----------------------------
 Comprehensive (loss) income....................       $(2,611,000)    $   747,000
                                                       ============================



                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                  Three Months Ended
                                                          March 31, 1998      March 31, 1997
                                                        -------------------------------------
Cash flows from operating activities:
    Net income.........................................     $(3,094,000)         $ 2,432,000
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Amortization....................................         692,000              766,000
       Depreciation....................................         698,000              409,000
       Change in deferred income taxes.................        (817,000)              20,000
       Allowance for doubtful
       accounts........................................        (123,000)             100,000
       Loss from retirement of property, plant,
       and equipment...................................          (3,000)              41,000
       Write-down of long-term investment..............       1,320,000               75,000
       Share in investee's loss........................               -              120,000
       Minority interest in subsidiary's earnings......        (186,000)                   -
       Write-off of capitalized software...............         784,000                    -
       Provision for restructured operations...........         370,000                    -
       Write-off of in-process research
         and development...............................       4,000,000                    -
       Changes in operating assets and liabilities:
          Accounts receivable..........................      (1,288,000)           2,587,000
          Inventories..................................       1,712,000            1,631,000
          Unbilled costs and fees......................         597,000             (862,000)
          Prepaid expenses and other current assets....          64,000             (132,000)
          Accounts payable.............................      (1,064,000)          (1,410,000)
          Accrued liabilities..........................      (3,589,000)          (1,402,000)
          Billings in excess of costs and fees.........               -             (227,000)
          Deferred revenues............................         169,000                    -
          Income taxes payable.........................        (214,000)             664,000
                                                        -------------------------------------
             Net cash provided by operating
             activities................................          28,000            4,812,000

Cash flows from investing activities:
    Purchase of marketable securities..................      (1,300,000)            (561,000)
    Sale of marketable securities......................       4,152,000              995,000
    Purchases of property, plant, and equipment........        (812,000)            (913,000)
    Net cash paid for acquisition of Wyatt River
    Software, Inc................                            (7,239,000)                   -
    Other long-term assets.............................        (522,000)            (851,000)
    Capitalized software development costs.............        (211,000)            (532,000)
                                                        -------------------------------------
             Net cash used in investing
             activities................................      (5,932,000)          (1,862,000)

Cash flows from financing activities:
    Exercise of Rainbow common stock options...........         491,000              158,000
    Payment of long-term debt..........................         (68,000)             (71,000)
    Purchase of treasury stock.........................        (149,000)                   -
    Purchase and retirement of common stock............        (179,000)                   -
                                                        -------------------------------------
             Net cash provided by financing
             activities................................          95,000               87,000

Effect of exchange rate changes on cash................         501,000             (990,000)
                                                        -------------------------------------
Net increase in cash and cash equivalents..............      (5,308,000)           2,047,000
Cash and cash equivalents at beginning of
  period...............................................      29,556,000           31,735,000
                                                        -------------------------------------
Cash and cash equivalents at end of
  period...............................................     $24,248,000          $33,782,000
                                                        =====================================

Supplemental disclosure of cash flow information:
    Income taxes paid..................................     $ 2,004,000          $1,292,000
    Interest paid......................................          56,000              77,000

                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (Unaudited)

1. Basis of presentation

The accompanying financial statements consolidate the accounts of Rainbow Technologies, Inc. (the Company) and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform with the 1998 presentation.

In the opinion of the Company's management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 1998 and results of operations for the three months ended March 31, 1998 and 1997. The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's December 31, 1997 Annual Report on Form 10-K. Results of operations for the three months ended March 31, 1998 are not necessarily indicative of results to be expected for the full year.

The Company has subsidiaries in the United Kingdom, Germany, France, Belarus, the Netherlands and India. The Company utilizes the currencies of the countries where its foreign subsidiaries operate as the functional currency. In accordance with Statement of Financial Accounting Standards No. 52, the balance sheets of the Company's foreign subsidiaries are translated into U.S. dollars at the exchange rates at the respective dates. The income statements of those subsidiaries are translated into U.S. dollars at the weighted average exchange rates for the respective periods presented.

As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130. During the first quarter of 1998 total comprehensive loss amounted to $2,611,000 while during the first quarter of 1997 total comprehensive income amounted to $747,000.

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, "Disclosures about Segment of an Enterprise and Related Information," (SFAS No. 131), which requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The statement also requires additional disclosures with respect to products and services, geographical areas of operations, and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented.

2. Earnings per share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) effective December 31, 1997. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the assumed conversion of all diluted securities. Earnings per share amounts for all periods presented have been calculated in accordance with the requirements of SFAS No. 128.

3. Government Contracts

The Company is both a prime contractor and a subcontractor under fixed-price and cost-plus-fixed-fee contracts with the U.S. Government (Government). At the commencement of each contract or contract modification, the Company submits pricing prososals to the Government to establish indirect cost rates applicable to such contracts. These rates, after audit and approval by the Government, are used to settle costs on contracts completed during the previous fiscal year.

To facilitate interim billings during the performance of its contracts, the Company establishes provisional billing rates, which are used in recognizing contract revenue and contract accounts receivable amounts in these financial statements. These provisional billing rates are adjusted to actual at year-end and are subject to adjustment after Government audit.

The Company has unbilled costs and fees at March 31, 1998 of $1,185,000. Based on the Company's experience with similar contracts in recent years, the unbilled costs and fees are expected to be collected within one year.

4. Inventories

Inventoried costs relating to long-term contracts are stated at the actual production costs, including pro-rata allocations of factory overhead and general and administrative costs incurred to date, reduced by amounts identified with revenue recognized on units delivered. The costs attributed to units delivered under such long-term contracts are based on the estimated average cost of all units expected to be produced.

Inventories, other than inventoried costs relating to long-term contracts, are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:


                                             March 31, 1998     December 31, 1997
                                             --------------     -----------------
           Raw materials                      $  618,000           $  271,000
           Work in process                       537,000              761,000
           Finished goods                      4,239,000            4,257,000
           Inventoried costs related
             to long-term contracts            3,645,000            4,491,000
                                              ----------           ----------
                                              $9,039,000           $9,780,000
                                              ==========           ==========


5. Acquisitions

In March 1998, the Company purchased certain assets from Elan Computer Group, Inc. ("Elan") in a cash transaction. The assets included Elan's license manager software technology, which the Company had previously licensed from Elan, and Elan's end-user maintenance and support relationships.

In February 1998, the Company acquired Wyatt River Software, Inc. ("Wyatt River"), including its "LicenseServe" and "LicenseTrack" technology in a cash transaction. The final consideration is subject to a determination based upon a balance sheet audit of Wyatt River as of the closing. The Company will also pay the Wyatt River shareholders an additional sum based upon sales of Wyatt River technology through June 30, 1999. From the consideration paid at closing, the Wyatt River shareholders established certain escrows to serve as a fund for various contingent liabilities.

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

Also included in other assets are capitalized software development costs. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Amortization of capitalized software development costs commence when the products are available for general release to customers and are determined using the straight line method over the expected useful lives of the respective products. These amounts are written off if it is determined that the projects can not be brought to market.

7. Stock split

On March 17, 1998 the Company announced that its Board of Directors approved a 3-for-2 split of its common stock. The effective date will be established at the Company's upcoming Board of Directors meeting. These financial statements have not been adjusted to reflect the impact of the proposed stock split.

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

RESULTS OF OPERATIONS
(dollars in thousands)


                                               Three Months Ended March 31,
                                               ---------------------------
                                                   1998          1997
                                                   ----          ----
         Revenues
         --------
              Software Protection Products       $14,171       $13,973
              Information Security Products       10,849         6,810
              Ion Beam Surface Treatment              10             -
                                                 -------       -------
              Consolidated                       $25,030       $20,783
                                                 =======       =======

         Operating Income
         ----------------
              Software Protection Products       $  (660)      $ 3,024
              Information Security Products          576           809
              Ion Beam Surface Treatment            (288)            -
                                                 -------       -------
              Consolidated                       $  (372)      $ 3,833
                                                 ========      =======

REVENUES

Revenues from software protection products increased by 1% to $14,171,000, when compared to the same period in 1997. The overall business has been impacted by the economic problems in Asia and other emerging markets, as well as the strong dollar. Revenues from Europe increased by 17% while revenues from the US decreased by 6%. The decrease in US revenues is due to the slower sales to US customers who export their products to Asia. The average selling price per product in the quarter ended March 31, 1998 decreased approximately 14% when compared to the same period in 1997. Unit volume for the three months ended March 31, 1998 increased by 15% when compared to the corresponding 1997 period. The decrease in the average selling price and the increase in unit volume is due to a change in customer mix.

Revenues from information security products increased by 59% to $10,849,000, when compared to the same period in 1997. The revenue growth was primarily due to strong demand for network security products.

GROSS PROFIT

Gross profit from software protection products for the quarter ended March 31, 1998 increased to 75% of revenues compared to 70% of revenues for the quarter ended March 31, 1997. The increase in gross profit is due to the absence of royalty expenses on the revenues generated from sales of Elan software as well as benefits from manufacturing efficiencies.

Gross profit from information security products for the quarter ended March 31, 1998 increased to 21% of revenues compared to 16% of revenues for the quarter ended March 31, 1997. The increase is due to the change in mix from predominantly contract revenues to predominantly product revenues.

SELLING, GENERAL AND ADMINISTRATIVE

Sellling, general and administrative expenses for the three months ended March 31, 1998 increased by 6% when compared to the corresponding 1997 period. The increase was due to increased staffing, new product introductions in software protection and information security products, and higher marketing expenses.

RESEARCH AND DEVELOPMENT

Total research and development expenses for the three months ended March 31, 1998 increased by 97% when compared to the corresponding 1997 period. The increase was primarily due to the write-off of previously capitalized computer software development costs of $784,000.

PROVISION FOR RESTRUCTURED OPERATIONS

The sum of $370,000 represents the Company's estimate of the costs of reorganizing certain operations.

ACQUIRED RESEARCH AND DEVELOPMENT

Based on the results of third-party appraisals, the Company recorded charges of $4,000,000 in the three months ended March 31, 1998 to expense in-process research and development costs related to the acquisition of Wyatt River. In the opinion of management and the appraiser, the acquired in-process research and development has not yet reached technological feasibility and had no alternative future use.

OTHER INCOME (EXPENSE)

Interest income for the quarter ended March 31, 1998 decreased by 25% to $319,000 because of lower balances of cash and cash equivalents.

The minority interest share in QMT's operating losses in the three months ended March 31, 1998 was $186,000. In the quarter ended March 31, 1997, the company held a minority investment in QMT. The Company's share of operating losses in QMT during the quarter ended March 31, 1997 amounted to approximately $120,000.

With the purchase of certain Elan assets in March 1998 the original investment in Elan was written off.

PROVISION FOR INCOME TAXES

The effective tax rate in the first three months of 1998 was negatively affected due to the non-deductibility of the charges related to the acquired in-process research and development. Excluding the effect of these charges, the effective tax rate was 39% for the three months ended March 31, 1998 and 40% for the three months ended March 31, 1997. The lower tax rate is due to the anticipated benefits of the international restructuring of foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of operating funds have been from operations and proceeds from sales of the Company's equity securities. The Company's cash flow from operations for the three months ended March 31, 1998 and 1997 were $28,000 and $4,812,000, respectively. The decrease in cash flow from operations is attributable to the acquisitions of Wyatt River Software and certain assets of Elan Computer Group.

The Company intends to use its capital resources to expand its product lines and for the acquisition of additional products and technologies. The Company has no significant capital commitments or requirements at this time.

The Company's use of cash includes purchases of property, plant and equipment, repayment of long-term debt and investment in long-term assets.

Management believes the Company's current working capital of $49,229,000 and anticipated working capital to be generated by future operations will be sufficient to support the Company's requirement for at least the next twelve months.

IMPACT OF YEAR 2000

The Company has completed a partial assessment and will have to modify portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at less than $100,000 which will be expensed as incurred. To date, the Company has not incurred nor expensed any of these amounts.

The project is estimated to be complete no later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

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

Dated:  May 14, 1998

                                            RAINBOW TECHNOLOGIES, INC.


                                            By:  /s/ Patrick Fevery
                                                 Chief Financial Officer