Form 10-Q
period 1998-06-30
RAINBOW TECHNOLOGIES INC
filed 1998-08-11
CIK 819706

                                    FORM 10-Q



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


       For the Quarter ended JUNE 30, 1998 Commission file number:0-16641


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

The number of shares of common stock, $.001 par value, outstanding as of June 30, 1998 was 7,815,497.

                           RAINBOW TECHNOLOGIES, INC.


                                TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
PART I  -  FINANCIAL INFORMATION

           Item 1. Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheet at
           June 30, 1998 (unaudited) and December 31, 1997                         3

           Condensed Consolidated Statements of Operations
           for the Three and Six months ended June 30, 1998
           and 1997 (unaudited)                                                    4

           Condensed Consolidated Statements of Comprehensive Income (Loss)
           for the Three and Six months ended June 30, 1998 and 1997
           (unaudited)                                                             5

           Condensed Consolidated Statements of Cash Flows
           for the Six months ended June 30, 1998 and 1997 (unaudited)             6

           Notes to Condensed Consolidated Financial Statements                    7

           Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                  10

PART II  - OTHER INFORMATION

           Item 1 to 5 - Not applicable

           Item 6. Exhibits and reports on Form 8K                                14

SIGNATURES                                                                        14

                           RAINBOW TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                   A S S E T S

                                                                    June 30,        December 31,
                                                                      1998              1997
                                                                 -------------    ---------------
                                                                  (unaudited)
Current assets:
   Cash and cash equivalents .................................   $  29,248,000    $  29,556,000
   Marketable securities available-for-sale...................       4,236,000        6,841,000
   Accounts receivable, net of allowance for
    doubtful accounts of $478,000 and $500,000
    in 1998 and 1997, respectively............................      16,988,000       16,343,000
   Inventories ...............................................       9,469,000        9,780,000
   Unbilled costs and fees ...................................         665,000        1,782,000
   Prepaid expenses and other current assets..................       3,480,000        4,803,000
                                                                 -------------    -------------
        Total current assets..................................      64,086,000       69,105,000

Property, plant and equipment, at cost:
   Buildings .................................................       8,010,000        8,058,000
   Furniture .................................................       1,237,000        1,191,000
   Equipment .................................................      14,791,000       12,963,000
   Leasehold improvements ....................................         699,000          636,000
                                                                 -------------    -------------
                                                                    24,737,000       22,848,000
   Less accumulated depreciation and amortization.............       7,659,000        6,315,000
                                                                 -------------    -------------
        Net property, plant and equipment.....................      17,078,000       16,533,000

Goodwill, net of accumulated amortization of
    $9,887,000 and $8,736,000 in 1998 and 1997,
    respectively..............................................       8,339,000        5,543,000
Product licenses, net of accumulated amortization of
   $692,000 and $469,000 in 1998 and 1997,
   respectively...............................................       6,323,000        6,481,000
Other assets, net of accumulated amortization of
   $3,129,000 and $2,763,000 in 1998 and 1997,
   respectively...............................................       7,594,000        5,389,000
                                                                 -------------    -------------
                                                                 $ 103,420,000    $ 103,051,000
                                                                 =============    =============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..........................................   $   5,366,000    $   4,937,000
   Accrued payroll and related expenses.......................       3,421,000        4,199,000
   Other accrued liabilities..................................       3,575,000        2,986,000
   Income taxes payable ......................................              --          861,000
   Billings in excess of costs and fees.......................          11,000           87,000
   Long-term debt, due within one year........................         256,000          259,000
                                                                 -------------    -------------
        Total current liabilities ............................      12,629,000       13,329,000

Long-term debt, net of current portion........................       1,470,000        1,616,000
Minority interest.............................................       1,316,000        1,723,000
Other liabilities.............................................          15,000           24,000
Shareholders' equity:
   Common stock, $.001 par value, 20,000,000 shares
     authorized, 7,815,497 and 7,817,836 shares issued
     and outstanding in 1998 and 1997, respectively...........           8,000            8,000
   Additional paid-in capital ................................      29,823,000       30,633,000
   Accumulated other comprehensive loss.......................      (1,212,000)      (1,906,000)
   Retained earnings..........................................      59,661,000       59,811,000
                                                                 -------------    -------------
                                                                    88,280,000       88,546,000
   Less cost of treasury shares (12,500 and 88,868
      shares in 1998 and 1997, respectively)..................        (290,000)      (2,187,000)
                                                                 -------------    -------------
        Total shareholders' equity............................      87,990,000       86,359,000
                                                                 -------------    -------------
                                                                 $ 103,420,000    $ 103,051,000
                                                                 =============    =============

                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                              Three months ended              Six months ended
                                          June 30, 1998  June 30, 1997   June 30, 1998  June 30, 1997
                                          ----------------------------   ----------------------------
Revenues:
   Software protection products ........   $14,450,000    $15,974,000    $28,620,000    $29,947,000
   Information security products .......    12,302,000      6,859,000     23,152,000     13,669,000
   Ion beam surface treatment ..........         8,000         11,000         18,000         11,000
                                           --------------------------    --------------------------
        Total revenues .................    26,760,000     22,844,000     51,790,000     43,627,000

Operating expenses:
   Cost of software protection products      3,849,000      4,594,000      7,358,000      8,774,000
   Cost of information security products     9,414,000      5,243,000     18,019,000     10,955,000
   Cost of ion beam surface treatment ..            --        417,000         20,000        417,000
   Selling, general and administrative..     6,411,000      5,451,000     12,013,000     10,716,000
   Research and development ............     1,935,000      2,594,000      4,695,000      3,975,000
   Goodwill amortization ...............       683,000        447,000      1,218,000        860,000
   Provision for restructured operations            --             --        370,000             --
   Acquired research and development ...            --             --      4,000,000             --
                                           --------------------------    --------------------------
        Total operating expenses .......    22,292,000     18,746,000     47,693,000     35,697,000
                                           --------------------------    --------------------------
Operating income........................     4,468,000      4,098,000      4,097,000      7,930,000
Interest income ........................       265,000        419,000        584,000        846,000
Interest expense .......................       (53,000)       (70,000)      (109,000)      (140,000)
Other income (expense) .................       145,000        492,000       (989,000)       348,000
                                           --------------------------    --------------------------
Income before provision for taxes ......     4,825,000      4,939,000      3,583,000      8,984,000
Provision for income taxes .............     1,882,000      2,125,000      3,733,000      3,738,000
                                           --------------------------    --------------------------
Net income (loss) ......................   $ 2,943,000    $ 2,814,000     $ (150,000)   $ 5,246,000
                                           ==========================    ==========================

Net income (loss) per share:
   Basic ...............................   $      0.38    $      0.36     $    (0.02)   $      0.67
                                           ==========================    ==========================
   Diluted .............................   $      0.36    $      0.36     $    (0.02)   $      0.66
                                           ==========================    ==========================

Shares used in computing net income
  (loss) per share:
   Basic ...............................     7,795,000      7,773,000      7,781,000      7,784,000
                                           ==========================    ==========================
   Diluted .............................     8,243,000      7,856,000      7,781,000      7,905,000
                                           ==========================    ==========================


                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (unaudited)


                                                       Three Months Ended                  Six Months Ended
                                                 June 30, 1998     June 30, 1997    June 30, 1998    June 30, 1997
                                                 -------------------------------    ------------------------------
Net income (loss) ............................   $ 2,943,000        $ 2,814,000       $ (150,000)     $ 5,246,000
Other comprehensive income:
   Foreign currency translation adjustment ...       343,000         (1,142,000)       1,148,000       (3,895,000)
   Unrealized gain (loss) on securities ......         3,000           (160,000)          (4,000)        (215,000)
   Reclassification adjustment ...............            --                 --           (6,000)              --
                                                 ------------------------------       ---------------------------
   Other comprehensive income (loss),
       before income taxes ...................       346,000         (1,302,000)       1,138,000       (4,110,000)
   Provision for income taxes related to other
     comprehensive income (loss) .............      (135,000)           521,000         (444,000)       1,644,000
                                                 ------------------------------       ---------------------------
   Other comprehensive income (loss),
     net of taxes ............................       211,000           (781,000)         694,000       (2,466,000)
                                                 ------------------------------       ---------------------------
 Comprehensive income (loss) .................   $ 3,154,000        $ 2,033,000       $  544,000      $ 2,780,000
                                                 ==============================       ===========================


                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                     Six Months Ended
                                                               June 30, 1998    June 30, 1997
                                                              -------------------------------
Cash flows from operating activities:
  Net income (loss) .......................................   $   (150,000)   $  5,246,000
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Amortization .........................................      1,800,000       1,454,000
     Depreciation .........................................      1,405,000       1,002,000
     Provision for loss in contract........................           --           400,000
     Change in deferred income taxes ......................       (651,000)       (106,000)
     Allowance for doubtful accounts ......................        (21,000)         35,000
     Loss from retirement of property, plant, and equipment        (12,000)         34,000
     Write-down of long-term investment ...................      1,320,000          75,000
     Share in investee's loss .............................           --            45,000
     Minority interest in subsidiary's earnings ...........       (306,000)       (401,000)
     Write-off of capitalized software ....................        784,000            --
     Provision for restructured operations ................        370,000            --
     Write-off of in-process research and development .....      4,000,000            --
     Changes in operating assets and liabilities:
       Accounts receivable ................................       (812,000)        190,000
       Inventories ........................................      1,183,000         831,000
       Unbilled costs and fees ............................      1,117,000         581,000
       Prepaid expenses and other current assets ..........        188,000        (133,000)
       Accounts payable ...................................     (1,064,000)     (1,268,000)
       Accrued liabilities ................................     (1,067,000)        872,000
       Billings in excess of costs and fees ...............           --          (227,000)
       Deferred revenues ..................................        (76,000)           --
       Income taxes payable ...............................       (228,000)        985,000
                                                              ------------    ------------
          Net cash provided by operating activities .......      7,780,000       9,615,000

Cash flows from investing activities:
  Purchase of marketable securities .......................     (1,636,000)       (435,000)
  Sale of marketable securities ...........................      4,220,000       2,293,000
  Purchases of property, plant, and equipment .............     (1,983,000)     (4,182,000)
  Net cash paid for acquisition of
    Wyatt River Software, Inc .............................     (7,662,000)           --
  Other non-current assets ................................     (1,660,000)       (570,000)
  Acquired cash from QM Technologies, Inc..................           --           556,000
  Capitalized software development costs ..................       (584,000)       (680,000)
                                                              ------------    ------------
          Net cash used in investing activities ...........     (9,305,000)     (3,018,000)

Cash flows from financing activities:
  Exercise of Rainbow common stock options ................      1,231,000         322,000
  Payment of long-term debt ...............................       (137,000)       (145,000)
  Purchase of treasury stock ..............................       (149,000)           --
  Purchase and retirement of common stock .................       (290,000)     (2,767,000)
                                                              ------------    ------------
          Net cash provided by (used in) financing
            activities ....................................        655,000      (2,590,000)

Effect of exchange rate changes on cash ...................        562,000      (1,441,000)
                                                              ------------    ------------
Net increase in cash and cash equivalents .................       (308,000)      2,566,000

Cash and cash equivalents at beginning of period ..........     29,556,000      31,735,000
                                                              ------------    ------------
Cash and cash equivalents at end of period ................   $ 29,248,000    $ 34,301,000
                                                              ============    ============

Supplemental disclosure of cash flow information:
  Income taxes paid .......................................   $  4,064,000    $  3,082,000
  Interest paid ...........................................        108,000         140,000


                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (Unaudited)

1.  Basis of presentation

The accompanying financial statements consolidate the accounts of Rainbow Technologies, Inc. (the Company) and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform with the 1998 presentation.

In the opinion of the Company's management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 1998 and results of operations for the three and six months ended June 30, 1998 and 1997. The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's December 31, 1997 Annual Report on Form 10-K. Results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of results to be expected for the full year.

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

As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130. During the three and six months ended June 30, 1998 total comprehensive income amounted to $3,154,000 and $544,000, respectively. The total comprehensive income for the three and six months ended June 30, 1997 amounted to $2,033,000 and $2,780,000, respectively.

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, "Disclosures about Segment of an Enterprise and Related Information," (SFAS No. 131), which requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The statement also requires additional disclosures with respect to products and services, geographical areas of operations, and major customers. The company will adopt SFAS No. 130 effective December 31, 1998 and will restate all periods presented.

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

The Company has unbilled costs and fees at June 30, 1998 of $665,000. Based on the Company's experience with similar contracts in recent years, the unbilled costs and fees are expected to be collected within one year.

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

Inventories, other than inventoried costs relating to long-term contracts, are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:


                                         June 30, 1998     December 31, 1997
                                         -------------     -----------------
           Raw materials                   $   584,000      $    271,000
           Work in process                     393,000           761,000
           Finished goods                    4,045,000         4,257,000
           Inventoried costs related
             to long-term contracts          4,447,000         4,491,000
                                           -----------      ------------
                                           $ 9,469,000      $  9,780,000
                                           ===========      ============

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

7.  Stock split

On March 17, 1998 the Company announced that its Board of Directors approved a 3-for-2 split of its common stock. The effective date is July 1, 1998 and the payout date is July 15, 1998. These financial statements have not been adjusted to reflect the impact of the proposed stock split.

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

RESULTS OF OPERATIONS
(dollars in thousands)

                                                   Three Months Ended
                                                        June 30,
                                                 ---------------------
                                                   1998          1997
                                                 --------      --------
         Revenues
              Software Protection Products       $ 14,450      $ 15,974
              Information Security Products        12,302         6,859
              IBEST                                     8            11
                                                 --------      --------
              Consolidated                       $ 26,760      $ 22,844
                                                 ========      ========

         Operating Income
              Software Protection Products       $  2,678       $ 4,467
              Information Security Products         1,977           607
              IBEST                                  (187)         (976)
                                                 --------       -------
              Consolidated                       $  4,468       $ 4,098
                                                 ========       =======


                                                    Six Months Ended
                                                         June 30,
                                                 ----------------------
                                                   1997          1996
                                                 --------      --------
         Revenues
              Software Protection Products       $ 28,620      $ 29,947
              Information Security Products        23,152        13,669
              IBEST                                    18            11
                                                 --------      --------
              Consolidated                       $ 51,790      $ 43,627
                                                 ========      ========

         Operating Income
              Software Protection Products       $  2,017      $  7,490
              Information Security Products         2,554         1,416
              IBEST                                  (474)         (976)
                                                 --------      --------
              Consolidated                       $  4,097      $  7,930
                                                 ========      ========


REVENUES

Revenues from software protection products for the three and six months ended June 30, 1998 decreased by 10% and 4%, respectively, when compared to the same period in 1997. The overall business has been impacted by the economic problems in Asia and other emerging markets as well as by the erosion of the average selling prices. Revenues from Europe increased by 5% while revenues from the US decreased by 9% for the six months ended June 30, 1998 compared with the same period in 1997. The decrease in US revenues is due to slower sales to US customers who export their products to Asia as well as lower direct sales to Asian distributors. The average selling price per product in the quarter ended June 30, 1998 decreased approximately 8% when compared to the same period in 1997. Unit volume for the three months ended June 30, 1998 decreased by 3% while unit volume for the six months ended June 30, 1998 increased by 8% when compared to the corresponding 1997 periods. The decrease in average selling prices and the increase in unit volume is primarily due to a change in customer mix.

Revenues from information security products for the three and six months ended June 30, 1998 increased by 79% and 69%, respectively, when compared to the same period in 1997. The revenue growth was primarily due to strong demand for network security products.

GROSS PROFIT

Gross profit from software protection products for the three and six months ended June 30, 1998 increased to 73% and 74% of revenues compared to 71% of revenues for the corresponding periods in 1997. The increase in gross profit is due to the absence of royalty expenses on the revenues generated from sales of Elan software as well as benefits from manufacturing efficiencies.

Gross profit from information security products for the three months ended June 30, 1998 decreased to 23% of revenues compared to 24% for the three months ended June 30, 1997. Gross profit from information security products for the six months ended June 30, 1998 increased to 22% of revenues compared to 20% for the six months ended June 30, 1997. The increase for the six month period is due to the change in mix from predominantly contract revenues to predominantly product revenues.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the three and six months ended June 30, 1998 increased by 18% and 12%, respectively, when compared to the corresponding 1997 period. The increase was due to increased staffing and professional expenses, new product introductions in software protection and information security products, and higher marketing expenses.

RESEARCH AND DEVELOPMENT

Total research and development expenses for the three months ended June 30, 1998 decreased by 25% when compared to the corresponding 1997 period. The decrease in research and development expenses was due to the restructuring of research and development operations. Total research and development expenses for the six months ended June 30, 1998 increased by 18% when compared to the corresponding 1997 period. The increase was primarily due to the write-off of previously capitalized computer software development costs of $784,000 in the first quarter of 1998.

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

OTHER INCOME (EXPENSE)

Interest income for the quarter ended June 30, 1998 decreased by 37% compared to $265,000 for the quarter ended June 30, 1997 because of lower balances of cash and cash equivalents.

The minority interest share in QMT's operating losses in the three months ended June 30, 1998 was $118,000 compared to $401,000 in the corresponding period in 1997.

With the purchase of certain Elan assets in March 1998 the original investment in Elan was written off.

PROVISION FOR INCOME TAXES

The effective tax rate was 39% for the three months ended June 30, 1998 compared to 43% for the corresponding period in 1997. The effective tax rate for the first six months of 1998 was negatively affected due to the non-deductibility of the charges related to the acquired in-process research and development. Excluding the effect of these charges, the effective tax rate was 39% for the six months ended June 30, 1998 and 42% for the six months ended June 30, 1997. The lower tax rate is due to the benefits of the international restructuring of foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of operating funds have been from operations and proceeds from sales of the Company's equity securities. The Company's cash flow from operations for the six months ended June 30, 1998 and 1997 were $7,780,000 and $9,615,000, respectively. The decrease in cash flow from operations is attributable to the acquisitions of Wyatt River Software and certain assets of Elan Computer Group.

The Company intends to use its capital resources to expand its product lines and for the acquisition of additional products and technologies. The Company has no significant capital commitments or requirements at this time.

The Company's use of cash includes purchases of property, plant and equipment, repayment of long-term debt and investment in long-term assets.

Management believes the Company's current working capital of $51,457,000 and anticipated working capital to be generated by future operations will be sufficient to support the Company's requirement for at least the next twelve months.

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


Dated: August 11, 1998



                                            RAINBOW TECHNOLOGIES, INC.


                                            By: /s/ PATRICK FEVERY
                                                --------------------------------
                                                    Patrick Fevery
                                                    Chief Financial Officer