Form 10-Q
period 1998-09-30
RAINBOW TECHNOLOGIES INC
filed 1998-11-13
CIK 819706

                                    FORM 10-Q



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended SEPTEMBER 30, 1998          Commission file number:0-16641



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


                             Yes   X     No
                                 -----       -----

The number of shares of common stock, $.001 par value, outstanding as of November 10, 1998 was 11,721,975.

                           RAINBOW TECHNOLOGIES, INC.


                                TABLE OF CONTENTS



 PART I  -  FINANCIAL INFORMATION

       Item 1. Condensed Consolidated Financial Statements

       Condensed Consolidated Balance Sheets at
       September 30, 1998 (unaudited) and December 31, 1997                          3

       Condensed Consolidated Statements of Income
       for the Three and Nine months ended September 30, 1998 and 1997 (unaudited)   4

       Condensed Consolidated Statements of Comprehensive Income for the
       Three and Nine months ended September 30, 1998 and 1997 (unaudited)           5

       Condensed Consolidated Statements of Cash Flows for the Nine
       months ended September 30, 1998 and 1997 (unaudited)                          6

       Notes to Condensed Consolidated Financial Statements                          7

       Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations                                10

PART II  -  OTHER INFORMATION

       Item 1 to 5 - Not applicable

       Item 6. Exhibits and reports on Form 8-K                                     15

SIGNATURES                                                                          15

                           RAINBOW TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   A S S E T S


                                                                September 30, 1998   December 31, 1997
                                                                ------------------   -----------------
                                                                    (unaudited)
Current assets:
 Cash and cash equivalents ..................................      $  29,519,000       $  29,556,000
 Marketable securities available-for-sale ...................          7,969,000           6,841,000
 Accounts receivable, net of allowance for doubtful accounts
  of $340,000 and $500,000 in 1998 and 1997, respectively ...         17,502,000          16,343,000
 Inventories ................................................         11,655,000           9,780,000
 Unbilled costs and fees ....................................                 --           1,782,000
 Prepaid expenses and other current assets ..................          3,036,000           4,803,000
                                                                   -------------       -------------
      Total current assets ..................................         69,681,000          69,105,000
Property, plant and equipment, at cost:
 Buildings ..................................................          8,610,000           8,058,000
 Furniture ..................................................          1,323,000           1,191,000
 Equipment ..................................................         15,522,000          12,963,000
 Leasehold improvements .....................................            907,000             636,000
                                                                   -------------       -------------
                                                                      26,362,000          22,848,000
 Less accumulated depreciation and amortization .............          8,298,000           6,315,000
                                                                   -------------       -------------
      Net property, plant and equipment .....................         18,064,000          16,533,000
Goodwill, net of accumulated amortization of $11,304,000 and
  $8,736,000 in 1998 and 1997, respectively .................          7,035,000           5,543,000
Product licenses, net of accumulated amortization of $879,000
 and $469,000 in 1998 and 1997, respectively ................          6,163,000           6,481,000
Other assets, net of accumulated amortization of $3,441,000
 and $2,763,000 in 1998 and 1997, respectively ..............          7,644,000           5,389,000
                                                                   -------------       -------------
                                                                   $ 108,587,000       $ 103,051,000
                                                                   =============       =============

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable ...........................................      $   5,090,000       $   4,937,000
 Accrued payroll and related expenses .......................          3,790,000           4,199,000
 Other accrued liabilities ..................................          3,515,000           2,986,000
 Income taxes payable .......................................            706,000             861,000
 Billings in excess of costs and fees .......................            417,000              87,000
 Long-term debt, due within one year ........................            278,000             259,000
                                                                   -------------       -------------
      Total current liabilities .............................         13,796,000          13,329,000
Long-term debt, net of current portion ......................          1,524,000           1,616,000
Minority interest ...........................................          1,638,000           1,723,000
Other liabilities ...........................................             12,000              24,000
Shareholders' equity:
 Common stock, $.001 par value, 20,000,000 shares authorized,
   11,715,093 and 11,726,754 shares issued and outstanding
   in 1998 and 1997, respectively ...........................              8,000               8,000
 Additional paid-in capital .................................         29,661,000          30,633,000
 Accumulated other comprehensive loss .......................           (388,000)         (1,906,000)
 Retained earnings ..........................................         62,336,000          59,811,000
                                                                   -------------       -------------
                                                                      91,617,000          88,546,000
 Less cost of treasury shares (133,302 shares in 1997) ......                 --          (2,187,000)
                                                                   -------------       -------------
      Total shareholders' equity ............................         91,617,000          86,359,000
                                                                   -------------       -------------
                                                                   $ 108,587,000       $ 103,051,000
                                                                   =============       =============


                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                        Three months ended                Nine months ended
                                                  September 30,    September 30,    September 30,    September 30,
                                                      1998             1997             1998             1997
                                                  ------------     ------------     ------------     ------------
Revenues:
 Software protection products ................    $ 14,250,000     $ 14,741,000     $ 42,871,000     $ 44,688,000
 Information security products ...............      12,498,000        7,314,000       35,650,000       20,983,000
 Ion beam surface treatment ..................           9,000          201,000           27,000          212,000
                                                  ------------     ------------     ------------     ------------
      Total revenues .........................      26,757,000       22,256,000       78,548,000       65,883,000
Operating expenses:
 Cost of software protection products ........       4,354,000        4,128,000       11,711,000       12,902,000
 Cost of information security products .......       9,620,000        5,975,000       27,639,000       16,930,000
 Cost of ion beam surface treatment ..........           1,000            2,000           21,000          419,000
 Selling, general and administrative .........       6,551,000        5,305,000       18,526,000       16,021,000
 Research and development ....................       1,924,000        2,010,000        6,708,000        5,985,000
 Goodwill amortization .......................         651,000          429,000        1,869,000        1,289,000
 Provision for restructured operations .......        (222,000)              --           98,000               --
 Acquired research and development ...........              --               --        4,000,000               --
                                                  ------------     ------------     ------------     ------------
      Total operating expenses ...............      22,879,000       17,849,000       70,572,000       53,546,000
                                                  ------------     ------------     ------------     ------------
Operating income .............................       3,878,000        4,407,000        7,976,000       12,337,000
Interest income ..............................         338,000          442,000          922,000        1,287,000
Interest expense .............................         (53,000)         (52,000)        (162,000)        (192,000)
Other income (expense) .......................         138,000          (73,000)        (852,000)         276,000
                                                  ------------     ------------     ------------     ------------
Income before provision for taxes ............       4,301,000        4,724,000        7,884,000       13,708,000
Provision for income taxes ...................       1,626,000        1,937,000        5,359,000        5,675,000
                                                  ------------     ------------     ------------     ------------
Net income ...................................    $  2,675,000     $  2,787,000     $  2,525,000     $  8,033,000
                                                  ============     ============     ============     ============

Net income per share:
 Basic .......................................    $       0.23     $       0.24     $       0.22     $       0.69
                                                  ============     ============     ============     ============
 Diluted .....................................    $       0.22     $       0.24     $       0.21     $       0.68
                                                  ============     ============     ============     ============
Shares used in computing net income per share:
 Basic .......................................      11,715,000       11,553,000       11,686,000       11,635,000
                                                  ============     ============     ============     ============
 Diluted .....................................      12,136,000       11,823,000       12,051,000       11,840,000
                                                  ============     ============     ============     ============


                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)


                                                          Three months Ended              Nine Months Ended
                                                    September 30,   September 30,   September 30,   September 30,
                                                         1998            1997            1998            1997
                                                    -------------   -------------   -------------   -------------
Net income ......................................    $ 2,675,000     $ 2,787,000     $ 2,525,000     $ 8,033,000
Other comprehensive income (loss):
  Foreign currency translation adjustment .......      1,323,000       1,567,000       2,448,000      (2,328,000)
  Unrealized gain (loss) on securities ..........          2,000        (112,000)         (2,000)       (327,000)
  Reclassification adjustment ...................             --              --          (6,000)             --
                                                     -----------     -----------     -----------     -----------
  Other comprehensive income (loss),
    before income taxes .........................      1,325,000       1,455,000       2,440,000      (2,655,000)
  Provision for income taxes related to other
    comprehensive income (loss) .................       (501,000)       (582,000)       (922,000)      1,062,000
                                                     -----------     -----------     -----------     -----------
  Other comprehensive income (loss), net of taxes        824,000         873,000       1,518,000      (1,593,000)
                                                     -----------     -----------     -----------     -----------
 Comprehensive income ...........................    $ 3,499,000     $ 3,660,000     $ 4,043,000     $ 6,440,000
                                                     ===========     ===========     ===========     ===========


                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                        Nine Months Ended
                                                                 September 30,      September 30,
                                                                      1998               1997
                                                                 ------------       ------------
Cash flows from operating activities:
 Net income ...............................................      $  2,525,000       $  8,033,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Amortization ............................................         2,841,000          2,041,000
  Depreciation ............................................         2,177,000          1,504,000
  Provision for loss in contract ..........................                --            400,000
  Change in deferred income taxes .........................           (78,000)        (1,153,000)
  Allowance for doubtful accounts .........................          (165,000)            90,000
  Loss from retirement of property, plant, and equipment ..            47,000             34,000
  Write-down of long-term investment ......................         1,320,000                 --
  Share in investee's loss ................................                --             45,000
  Minority interest in subsidiary's earnings ..............          (241,000)          (392,000)
  Write-off of capitalized software .......................           784,000                 --
  Provision for restructured operations ...................            98,000                 --
  Write-off of in-process research and development ........         4,000,000                 --
  Changes in operating assets and liabilities:
    Accounts receivable ...................................        (1,080,000)         2,073,000
    Inventories ...........................................          (951,000)        (1,733,000)
    Unbilled costs and fees ...............................         1,782,000           (152,000)
    Prepaid expenses and other current assets .............            23,000           (232,000)
    Accounts payable ......................................           121,000           (455,000)
    Accrued liabilities ...................................        (1,887,000)           (80,000)
    Billings in excess of costs and fees ..................           330,000           (227,000)
    Income taxes payable ..................................           591,000         (2,765,000)
                                                                 ------------       ------------
     Net cash provided by operating activities ............        12,237,000          7,031,000
Cash flows from investing activities:
 Purchase of marketable securities ........................        (5,336,000)        (9,930,000)
 Sale of marketable securities ............................         4,216,000         16,211,000
 Purchases of property, plant, and equipment ..............        (3,280,000)        (5,732,000)
 Net cash paid for acquisition of Wyatt River
   Software, Inc ..........................................        (7,871,000)                --
 Other non-current assets .................................        (1,597,000)          (775,000)
 Acquired cash from QM Technologies, Inc. .................                --            556,000
 Capitalized software development costs ...................          (872,000)        (1,150,000)
                                                                 ------------       ------------
     Net cash used in investing activities ................       (14,740,000)          (820,000)
Cash flows from financing activities:
 Exercise of Rainbow common stock options .................         1,439,000            936,000
 Investment by new partners in QM Technologies, Inc.
   and Rainbow Technologies, Russia .......................           998,000                 --
 Payment of long-term debt ................................          (205,000)          (214,000)
 Purchase of treasury stock ...............................          (662,000)          (814,000)
 Purchase and retirement of common stock ..................                --         (2,767,000)
                                                                 ------------       ------------
     Net cash provided by (used in) financing activities ..         1,570,000         (2,859,000)
Effect of exchange rate changes on cash ...................           896,000           (348,000)
                                                                 ------------       ------------
Net (decrease) increase in cash and cash equivalents ......           (37,000)         3,004,000
Cash and cash equivalents at beginning of period ..........        29,556,000         31,735,000
                                                                 ------------       ------------
Cash and cash equivalents at end of period ................      $ 29,519,000       $ 34,739,000
                                                                 ============       ============
Supplemental disclosure of cash flow information:
 Income taxes paid ........................................      $  4,679,000       $  8,748,000
 Interest paid ............................................           159,000            199,000


                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)


1.  Basis of presentation

The accompanying financial statements consolidate the accounts of Rainbow Technologies, Inc. (the Company) and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform with the 1998 presentation.

In the opinion of the Company's management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 1998 and results of operations for the three and nine months ended September 30, 1998 and 1997. The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's December 31, 1997 Annual Report on Form 10-K. Results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of results to be expected for the full year.

The Company has subsidiaries in the United Kingdom, Germany, France, Belarus, the Netherlands, India and Russia. The Company utilizes the currencies of the countries where its foreign subsidiaries operate as the functional currency. In accordance with Statement of Financial Accounting Standards No. 52, the balance sheets of the Company's foreign subsidiaries are translated into U.S. dollars at the exchange rates at the respective dates. The statements of operations of those subsidiaries are translated into U.S. dollars at the weighted average exchange rates for the respective periods presented.

As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130. During the three and nine months ended September 30, 1998 total comprehensive income amounted to $3,499,000 and $4,043,000 respectively. The total comprehensive income for the three and nine months ended September 30, 1997 amounted to $3,660,000 and $6,440,000, respectively.

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS No. 131), which requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The statement also requires additional disclosures with respect to products and services, geographical areas of operations, and major customers. The company will adopt SFAS No. 131 effective December 31, 1998 and will restate all periods presented.

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

Inventories, other than inventoried costs relating to long-term contracts, are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:

                                          September 30,    December 31,
                                               1998            1997
                                          ------------    --------------
           Raw materials                 $     722,000      $    271,000
           Work in process                     500,000           761,000
           Finished goods                    4,306,000         4,257,000
           Inventoried costs related
             to long-term contracts          6,127,000         4,491,000
                                          ------------    --------------
                                          $ 11,655,000       $ 9,780,000
                                          ============       ===========

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

7.  Stock split

On March 17, 1998 the Company announced that its Board of Directors approved a 3-for-2 split of its common stock. The effective date was July 1, 1998 and the payout date was July 15, 1998. These financial statements have been adjusted to reflect the impact of the stock split.


8.   Subsequent Event

Globetrotter Software, Inc. filed suit against Rainbow Technologies, Inc and Rainbow Technologies North America, Inc. on or about September 1, 1998, alleging that Rainbow Technologies' Sentinel LM product infringes US Patent No. 5,390,297 which Globetrotter Software, Inc. purchased from another company. Rainbow Technologies, Inc. believes that the Sentinel LM product does not infringe on this patent and intends to vigorously defend the suit. The Company does not believe the outcome will have a material adverse effect on the financial position of the company.

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

RESULTS OF OPERATIONS
(dollars in thousands)

                                                   Three Months Ended September 30,
                                                   --------------------------------
                                                         1998           1997
                                                       --------       --------
         Revenues
              Software Protection Products             $ 14,250       $ 14,741
              Information Security Products              12,498          7,314
              IBEST                                           9            201
                                                       --------       --------
              Consolidated                             $ 26,757       $ 22,256
                                                       ========       ========

         Operating Income
              Software Protection Products             $  2,406       $  4,176
              Information Security Products               1,697            303
              IBEST                                        (225)           (72)
                                                       --------       --------
              Consolidated                             $  3,878       $  4,407
                                                       ========       ========


                                                    Nine Months Ended September 30,
                                                    -------------------------------
                                                         1998           1997
                                                       --------       --------
         Revenues
              Software Protection Products             $ 42,871       $ 44,688
              Information Security Products              35,650         20,983
              IBEST                                          27            212
                                                       --------       --------
              Consolidated                             $ 78,548       $ 65,883
                                                       ========       ========

         Operating Income
              Software Protection Products             $  4,424       $ 11,616
              Information Security Products               4,251          1,718
              IBEST                                        (699)          (997)
                                                       --------       --------
              Consolidated                             $  7,976       $ 12,337
                                                       ========       ========


REVENUES

Revenues from software protection products for the three and nine months ended September 30, 1998 decreased by 3% and 4%, respectively, when compared to the same period in 1997. The overall business has been impacted by the economic problems in Asia and other emerging markets as well as by the erosion of average selling prices. Revenues from Europe increased by 5% while revenues from the US decreased by 9% for the nine months ended September 30, 1998 compared with the same period in 1997. The decrease in US revenues is due to slower sales to US customers who export their products to Asia as well as lower direct sales to Asian distributors. The average selling price per product in the quarter ended September 30, 1998 decreased approximately 3% when compared to the same period in 1997. Unit volume for the three months ended September 30, 1998 decreased by 6% while unit volume for the nine months ended September 30, 1998 increased by 4% when compared to the corresponding 1997 periods. The decrease in average selling prices and the increase in unit volume is primarily due to a change in customer mix.

Revenues from information security products for the three and nine months ended September 30, 1998 increased by 71% and 70%, respectively, when compared to the same period in 1997. The revenue growth was primarily due to strong demand for network security products.


GROSS PROFIT

Gross profit from software protection products for the three months ended September 30, 1998 decreased to 69% of revenues compared to 72% of revenues for the corresponding period in 1997. For the nine months ended September 30, 1998 gross profit increased to 73% of revenues compared to 71% of revenues for the same period in 1997. The decrease in the gross profit was due to several inventory adjustments.

Gross profit from information security products for the three months ended September 30, 1998 increased to 23% of revenues compared to 18% for the three months ended September 30, 1997. Gross profit from information security products for the nine months ended September 30, 1998 decreased to 22% of revenues compared to 19% for the nine months ended September 30, 1997. The decrease for the nine month period is due to the change in mix from predominantly contract revenues to predominantly product revenues.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the three and nine months ended September 30, 1998 increased by 23% and 16%, respectively, when compared to the corresponding 1997 period. The increase was due to increased staffing and professional expenses, new product introductions in software protection and information security products, and higher marketing expenses.


RESEARCH AND DEVELOPMENT

Total research and development expenses for the three months ended September 30, 1998 decreased by 4% when compared to the corresponding 1997 period. The decrease in research and development expenses was due primarily to the deferral of non-recurring engineering expenses related to several projects. Total research and development expenses for the nine months ended September 30, 1998 increased by 12% when compared to the corresponding 1997 period. The increase was primarily due to the write-off of previously capitalized computer software development expenses of $784,000 in the first quarter of 1998.


PROVISION FOR RESTRUCTURED OPERATIONS

The sum of $98,000 for the nine months ended September 30, 1998 represents the Company's estimate of the costs of restructuring certain operations. Approximately $222,000 previously reserved for cancellation of the lease on a building was reversed in the current quarter when the Company was successful in securing a third party to assume the lease.


ACQUIRED RESEARCH AND DEVELOPMENT

Based on the results of third-party appraisals, the Company recorded charges of $4,000,000 in the three months ended March 31, 1998 to expense in-process research and development costs related to the acquisition of Wyatt River. In the opinion of management and the appraiser, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future use.

OTHER INCOME (EXPENSE)

Interest income for the quarter ended September 30, 1998 decreased by 24% compared to $442,000 for the quarter ended September 30, 1997 because of lower balances of cash and cash equivalents.

The Company recorded $65,000 in other income related to the minority interest in QMT for the three months ended September 30, 1998 compared to a loss of $36,000 in the corresponding period in 1997. The income of $65,000 is a result of adjustments to prior quarters' losses. QMT received additional investment of $962,000 from a third party during the three months ended September 30, 1998.


PROVISION FOR INCOME TAXES

The effective tax rate was 38% for the three months ended September 30, 1998 compared to 41% for the corresponding period in 1997. The effective tax rate for the first nine months of 1998 was negatively affected due to non-deductibility of the charges related to acquired in-process research and development, and a timing difference related to the write-off of the original investment in Elan. Excluding the effect of these charges, the effective tax rate was 41% for the nine months ended September 30, 1998 and 1997. The lower tax rate is due to the benefits of restructuring foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of operating funds have been from operations and proceeds from sales of the Company's equity securities. The Company's cash flow from operations for the nine months ended September 30, 1998 and 1997 were $12,237,000 and $7,031,000, respectively. The increase in cash flow from operations is attributable to benefits from overall operating efficiencies of its information security product line.

The Company intends to use its capital resources to expand its product lines and for the acquisition of additional products and technologies. The Company has no significant capital commitments or requirements at this time.

The Company's use of cash includes purchases of property, plant and equipment, repayment of long-term debt and investment in long-term assets.

Management believes the Company's current working capital of $55,885,000 and anticipated working capital to be generated by future operations will be sufficient to support the Company's requirement for at least the next twelve months.


IMPACT OF YEAR 2000

Year 2000 Compliance. Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Others do not correctly process "leap year" dates. As a result, such systems and applications could fail or create erroneous results unless corrected to process data related to the year 2000 and beyond. The problems are expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Year 2000 Problem." The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including systems (such as general ledger, accounts payable, and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment. The Company also relies, directly and indirectly, on external systems of business enterprises such as customers, suppliers, creditors, financial organizations and governmental entities, both domestic and international, for accurate exchange of data.

The Company is continuing to assess the impact that the Year 2000 Problem may have on its operations and has identified the following four key areas of its business that may be affected:

Products: The Company has completed Year 2000 compliance testing on its currently supported products. The products were classified into two categories: category I having no date related processing and category II having internal date clocks which will properly handle and roll-over calendar data. Based upon the evaluation and testing completed, the Company believes that its currently supported products are Year 2000 compliant. The Company's testing did not assess compliance of products modified by customers or third parties nor did it assess compliance of products connected to individual customer work environments. The Company has listed its currently supported products and test data on its Internet site.

Internal Business Systems. The Year 2000 Problem could affect the systems, transaction processing computer applications and devices used by the Company to operate and monitor all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll), customer services, infrastructure, materials requirement planning, master production scheduling, networks and telecommunications systems. The Company has completed its assessment phase and believes that it has identified substantially all of the major systems, software applications and related equipment used in connection with its internal operations that must be modified or upgraded in order to minimize the possibility of a material disruption to its business. The Company is currently in its remediation phase of modifying and upgrading all affected systems and expects to complete this phase by the end of the first quarter of 1999. The Company estimates that it will be Year 2000 compliant by the end of the fourth quarter of 1999. However, any unforeseen problems which occur during the testing phase may adversely effect the Company's Year 2000 readiness.

Third-Party Suppliers. The Company relies, directly and indirectly, on external systems utilized by its suppliers for products used in the manufacture of its products. The Company will request confirmation from its suppliers of their Year 2000 compliance; however, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with their systems in a timely manner. Any failure of these third parties to resolve their Year 2000 Problems in a timely manner could result in the material disruption of the business of the Company. Any such disruption could have a material adverse effect on the Company's business, financial condition and results of operations.

Facility Systems. Systems such as heating, sprinklers, elevators, test equipment and security systems at the Company's facilities may also be affected by Year 2000 Problem. The Company has contacted the Irvine facility owners seeking assurances of Year 2000 compliance. The Company has not yet assessed its facilities at other locations.

The Company has incurred approximately $150,000 as of the nine-month period ended September 30, 1998, to address its Year 2000 issues. The Company presently estimates that the total cost of addressing its Year 2000 issues will be approximately $250,000. This estimate was derived utilizing numerous assumptions. First, the current staff is adequate to finish the project. Second, the product is already Year 2000 compliant. Next, to the best of its knowledge, the Company estimates that approximately half of the work is already done and that no system changes are anticipated. However, there can be no guarantee that these assumptions are accurate, and actual results could differ materially from those anticipated.

The Company recognizes the need for developing contingency plans to address the Year 2000 issues that may pose a significant risk to its on-going operations. Such plans could include the implementation of manual procedures to compensate for system deficiencies. During the remediation phase of the internal business systems, the Company will be evaluating potential failures and attempt to develop responses in a timely manner. However, there can be no assurance that any contingency plans evaluated and potentially implemented by the Company would be adequate to meet the Company's needs without materially impacting its operations, that any such plan would be successful or that the Company's results of operations would not be materially and adversely affected by the delays and inefficiencies inherent in conducting operations in an alternative manner.

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


Dated:  November 11, 1998

                                            RAINBOW TECHNOLOGIES, INC.


                                            By:    /s/ Patrick Fevery
                                               ---------------------------------
                                                   Chief Financial Officer