Form 10-Q/A
period 1998-03-31
RAINBOW TECHNOLOGIES INC
filed 1999-03-29
CIK 819706

                                   FORM 10-Q/A



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


Item 1 of this Form 10-Q/A contains restated financial statements for the three month period ended March 31, 1998 (see Note 2 of Notes to Restated Condensed Consolidated Financial Statements). Item 2 contains a revised Management's Discussion and Analysis of Financial Condition and Results of Operations that give effect to the restated financial statement amounts set forth in Item 1.

RAINBOW TECHNOLOGIES, INC.


                                TABLE OF CONTENTS


PART I  -  FINANCIAL INFORMATION

       Item 1. Condensed Consolidated Balance Sheets at
               March 31, 1998 (unaudited, restated) and December 31, 1997                      4

               Condensed Consolidated Statements of Operations (unaudited)
               for the three months ended March 31, 1998 (restated - Note 2) and 1997          5

               Condensed Consolidated Statements of Comprehensive (Loss) Income (unaudited)
               for the three months ended March 31, 1998 (restated - Note 2) and 1997          6

               Condensed Consolidated Statements of Cash Flows (unaudited)
               for the three months ended March 31, 1998 (restated - Note 2) and 1997          7

               Notes to Restated Condensed Consolidated Financial Statements                   8

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                  12

PART II  -  OTHER INFORMATION

        Item 1 to 5 - Not applicable

SIGNATURES                                                                                    15

INTRODUCTORY NOTE

   The Quarterly Report on Form 10-Q/A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include (i) the existence and development of the Company's technical and manufacturing capabilities, (ii) anticipated competition, (iii) potential future growth in revenues and income, (iv) potential future decreases in costs, and (v) the need for, and availability of additional financing.

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

                           RAINBOW TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   A S S E T S

                                                                        March 31, 1998    December 31, 1997
                                                                     -------------------- -----------------
                                                                     (unaudited, restated
                                                                           - Note 2)
Current assets:
   Cash and cash equivalents .......................................     $  24,248,000      $  29,556,000
   Marketable securities available-for-sale ........................         3,997,000          6,841,000
   Accounts receivable, net of allowance for doubtful accounts
    of $375,000 and $500,000 in 1998 and 1997, respectively ........        17,937,000         16,343,000
   Inventories .....................................................         9,039,000          9,780,000
   Unbilled costs and fees .........................................         1,185,000          1,782,000
   Prepaid expenses and other current assets .......................         5,687,000          4,803,000
                                                                         -------------      -------------
        Total current assets .......................................        62,093,000         69,105,000
Property, plant and equipment, at cost:
   Buildings .......................................................         7,865,000          8,058,000
   Furniture .......................................................         1,203,000          1,191,000
   Equipment .......................................................        13,705,000         12,963,000
   Leasehold improvements ..........................................           664,000            636,000
                                                                         -------------      -------------
                                                                            23,437,000         22,848,000
   Less accumulated depreciation and amortization ..................         6,957,000          6,315,000
                                                                         -------------      -------------
        Net property, plant and equipment ..........................        16,480,000         16,533,000
Goodwill, net of accumulated amortization of $9,050,000 and
    $8,736,000 in 1998 and 1997, respectively ......................         9,455,000          5,543,000
Product licenses, net of accumulated amortization of $510,000
   and $469,000 in 1998 and 1997, respectively .....................         6,453,000          6,481,000
Other assets, net of accumulated amortization of $2,878,000
   and $2,763,000 in 1998 and 1997, respectively ...................         6,897,000          5,389,000
                                                                         -------------      -------------
                                                                         $ 101,378,000      $ 103,051,000
                                                                         =============      =============

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ................................................     $   5,727,000      $   4,937,000
   Accrued payroll and related expenses ............................         2,447,000          4,199,000
   Other accrued liabilities .......................................         2,293,000          2,986,000
   Income taxes payable ............................................         1,046,000            861,000
   Billings in excess of costs and fees ............................            87,000             87,000
   Long-term debt, due within one year .............................           251,000            259,000
                                                                         -------------      -------------
        Total current liabilities ..................................        11,851,000         13,329,000
Long-term debt, net of current portion .............................         1,506,000          1,616,000
Minority interest ..................................................         1,448,000          1,723,000
Other liabilities ..................................................            19,000             24,000
Shareholders' equity:
   Common stock, $.001 par value, 20,000,000 shares authorized,
     7,759,596 and 7,817,836 shares issued and outstanding
     in 1998 and 1997, respectively ................................             8,000              8,000
   Additional paid-in capital ......................................        28,955,000         30,633,000
   Accumulated other comprehensive loss ............................        (1,422,000)        (1,906,000)
   Retained earnings ...............................................        59,192,000         59,811,000
                                                                         -------------      -------------
                                                                            86,733,000         88,546,000
   Less cost of treasury shares (7,500 and 88,868
      shares in 1998 and 1997, respectively) .......................          (179,000)        (2,187,000)
                                                                         -------------      -------------
        Total shareholders' equity .................................        86,554,000         86,359,000
                                                                         -------------      -------------
                                                                         $ 101,378,000      $ 103,051,000
                                                                         =============      =============



                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                 Three months ended
                                                           March 31,          March 31,
                                                             1998               1997
                                                        --------------------------------
                                                          (restated -
                                                            Note 2)

Revenues:
    Software Protection Products ....................     $ 14,171,000      $ 13,973,000
    Information Security Products ...................       10,849,000         6,810,000
    Ion Beam Surface Treatment ......................           10,000                --
                                                          ------------------------------
         Total revenues .............................       25,030,000        20,783,000
                                                          ------------------------------
Operating expenses:
    Cost of Software Protection Products ............        3,555,000         4,181,000
    Cost of Information Security Products ...........        8,605,000         5,711,000
    Cost of Ion Beam Surface Treatment ..............           20,000                --
    Selling, general and administrative .............        5,598,000         5,265,000
    Research and development ........................        2,722,000         1,381,000
    Goodwill amortization ...........................          557,000           412,000
    Provision for reorganized operations ............          370,000                --
    Acquired research and development ...............        1,500,000                --
                                                          ------------------------------
         Total operating expenses ...................       22,927,000        16,950,000
                                                          ------------------------------
Operating income ....................................        2,103,000         3,833,000
Interest income .....................................          319,000           426,000
Interest expense ....................................          (56,000)          (70,000)
Other expense, net ..................................       (1,134,000)         (144,000)
                                                          ------------------------------
Income before provision for taxes ...................        1,232,000         4,045,000
Provision for income taxes ..........................        1,851,000         1,613,000
                                                          ------------------------------
Net (loss) income ...................................     $   (619,000)     $  2,432,000
                                                          ==============================

Net (loss) income per share:
    Basic ...........................................     $      (0.08)     $       0.31
                                                          ==============================
    Diluted .........................................     $      (0.08)     $       0.31
                                                          ==============================

Shares used in computing net (loss) income per share:
    Basic ...........................................        7,767,000         7,794,000
                                                          ==============================
    Diluted .........................................        7,767,000         7,954,000
                                                          ==============================


                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                   (unaudited)

                                                                             Three Months Ended
                                                                     March 31, 1998    March 31, 1997
                                                                  -----------------------------------
                                                                  (restated - Note 2)
Net (loss) income .............................................       $  (619,000)       $ 2,432,000
Other comprehensive income:
   Foreign currency translation adjustment ....................           805,000         (2,753,000)
   Unrealized loss on securities ..............................            (7,000)           (55,000)
   Reclassification adjustment ................................            (6,000)                --
                                                                      ------------------------------
   Other comprehensive (loss) income, before income taxes .....           792,000         (2,808,000)
   Provision for income taxes related to other
        comprehensive (loss) income ...........................          (309,000)         1,123,000
                                                                      ------------------------------
   Other comprehensive (loss) income, net of taxes ............           483,000         (1,685,000)
                                                                      ------------------------------
Comprehensive (loss) income ...................................       $  (136,000)       $   747,000
                                                                      ==============================



                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                  Three Months Ended
                                                                          March 31, 1998      March 31, 1997
                                                                         ----------------------------------
                                                                         (restated - Note 2)
Cash flows from operating activities:
   Net (loss) income ...............................................       $   (619,000)       $  2,432,000
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Amortization .................................................            717,000             766,000
      Depreciation .................................................            698,000             409,000
      Change in deferred income taxes ..............................           (817,000)             20,000
      Allowance for doubtful accounts ..............................           (123,000)            100,000
      Loss from retirement of property, plant, and equipment .......             (3,000)             41,000
      Write-down of long-term investment ...........................          1,320,000              75,000
      Share in investee's loss .....................................                 --             120,000
      Minority interest in subsidiary's earnings ...................           (186,000)                 --
      Write-off of capitalized software ............................            784,000                  --
      Provision for reorganized operations .........................            370,000                  --
      Write-off of in-process research and development .............          1,500,000                  --
      Changes in operating assets and liabilities:
         Accounts receivable .......................................         (1,288,000)          2,587,000
         Inventories ...............................................          1,712,000           1,631,000
         Unbilled costs and fees ...................................            597,000            (862,000)
         Prepaid expenses and other current assets .................             64,000            (132,000)
         Accounts payable ..........................................         (1,064,000)         (1,410,000)
         Accrued liabilities .......................................         (3,589,000)         (1,402,000)
         Billings in excess of costs and fees ......................                 --            (227,000)
         Deferred revenues .........................................            169,000                  --
         Income taxes payable ......................................           (214,000)            664,000
                                                                           ------------        ------------
            Net cash (used in) provided by operating activities ....             28,000           4,812,000
Cash flows from investing activities:
   Purchase of marketable securities ...............................         (1,300,000)           (561,000)
   Sale of marketable securities ...................................          4,152,000             995,000
   Purchases of property, plant, and equipment .....................           (812,000)           (913,000)
   Net cash paid for acquisition of Wyatt River Software, Inc ......         (7,239,000)                 --
   Other non-current assets ........................................           (522,000)           (851,000)
   Capitalized software development costs ..........................           (211,000)           (532,000)
                                                                           ------------        ------------
            Net cash used in investing activities ..................         (5,932,000)         (1,862,000)
Cash flows from financing activities:
   Exercise of Rainbow common stock options ........................            491,000             158,000
   Payment of long-term debt .......................................            (68,000)            (71,000)
   Purchase of treasury stock ......................................           (149,000)                 --
   Purchase and retirement of common stock .........................           (179,000)                 --
                                                                           ------------        ------------
            Net cash provided by financing activities ..............             95,000              87,000
Effect of exchange rate changes on cash ............................            501,000            (990,000)
                                                                           ------------        ------------
Net (decrease) increase in cash and cash equivalents ...............         (5,308,000)          2,047,000
Cash and cash equivalents at beginning of period ...................         29,556,000          31,735,000
                                                                           ------------        ------------
Cash and cash equivalents at end of period .........................       $ 24,248,000        $ 33,782,000
                                                                           ============        ============

Supplemental disclosure of cash flow information:
   Income taxes paid ...............................................       $  2,004,000        $  1,292,000
   Interest paid ...................................................             56,000              77,000



                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
          NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (Unaudited)

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

As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130. During the first quarter of 1998 total comprehensive loss amounted to $136,000 while during the first quarter of 1997 total comprehensive income amounted to $747,000.

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

2.  Restatement

Items 1 And 2 of the accompanying Form 10-Q/A have been restated and amended. In September 1998, the Securities and Exchange Commission issued a letter to the American Institute of Certified Public Accountants wherein a new valuation method for in-process R&D was given. The new valuation method was to be retro-actively applied to all acquisitions in 1998. During February 1999 the Company performed a new valuation analysis related to the acquisition of Wyatt River Software, Inc. in February 1998 (see Note 6 to the Notes to Consolidated Financial Statements). Initial calculations of value of the purchased in-process R&D in connection with the Company's 1998 acquisition of Wyatt River Software, Inc. were based on the after-tax cash flows attributable to each project, the selection of an appropriate rate of return to reflect the risk associated with the stage of completion of each project. Revised calculations of the value of the purchased in-process R&D are based on adjusted after-tax cash flows taking into account the stage of completion of the purchased R&D at the date of the acquisition, the contributions of the company's own distinct and unique proprietary advantages, and the estimated total project costs of the purchased in-process R&D in arriving at the valuation amount. As a result of the modification, the Company increased goodwill by $1.3 million, developed technology by $200 thousand and reduced in the in-process R&D write-off by $2.5 million.

The restatement resulted in the following impact on the Company's previously reported results of operations for the three month period ended March 31, 1998.

                                                                Three months ended
                                                                  March 31, 1998
                                                                ------------------
Net loss:
   As previously reported .................................       $  (3,094,000)
   Adjustment related to acquired  in-process R&D .........           2,500,000

   Adjustment related to additional amortization of
        intangible assets .................................             (25,000)
                                                                  -------------
   As restated ............................................       $    (619,000)
                                                                  =============

Net loss per share - basic and diluted:
   As previously reported .................................       $       (0.40)
   Adjustment related to acquired in-process R&D ..........                0.32
   Adjustment related to additional amortization of
        intangible assets .................................               (0.00)
                                                                  -------------
   As restated ............................................       $       (0.08)
                                                                  =============


3.  Earnings per share

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

4.  Government Contracts

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


5.  Inventories

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


6.  Acquisitions

In March 1998, the Company purchased certain assets from Elan Computer Group, Inc. ("Elan") in a cash transaction. The assets included Elan's license manager software technology, which the Company had previously licensed from Elan, and Elan's end-user maintenance and support relationships.

In February 1998, the Company acquired Wyatt River Software, Inc. ("Wyatt River"), including its "LicenseServe" and "LicenseTrack" technology in a cash transaction. The final consideration is subject to a determination based upon a balance sheet audit of Wyatt River as of the closing. The Company will also pay the Wyatt River shareholders an additional sum based upon sales of Wyatt River technology through June 30, 1999. From the consideration paid at closing, the Wyatt River shareholders established certain escrows to serve as a fund for various contigent liabilities.

7.  Other assets

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

8.  Stock split

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

The accompanying Form 10-Q/A has been restated and amended to incorporate the results of a new valuation analysis related to the acquisition of Wyatt River Software, Inc. The new calculations were based on the after-tax cash flows attributable to each project, the selection of an appropriate rate of return to reflect the risk associated with the stage of completion of each project. Revised calculations of the value of the purchased in-process R&D are based on adjusted after-tax cash flows taking into account the stage of completion of the purchased R&D at the date of the acquisition, the contributions of the company's own distinct and unique proprietary advantages, and the estimated total project costs of the purchased in-process R&D in arriving at the valuation amount. As a result of the modification, the Company increased goodwill by $1.3 million, developed technology by $200 thousand and reduced in the in-process R&D write-off by $2.5 million.


RESULTS OF OPERATIONS
(dollars in thousands)

                                                      Three Months Ended
                                                          March 31,
                                                   ------------------------
                                                     1998            1997
                                                   --------        --------
          Revenues
               Software Protection Products        $ 14,171        $ 13,973
               Information Security Products         10,849           6,810
               Ion Beam Surface Treatment                10              --
                                                   --------        --------
               Consolidated                        $ 25,030        $ 20,783
                                                   ========        ========

          Operating Income  (restated)
               Software Protection Products        $  1,815        $  3,024
               Information Security Products            576             809
               Ion Beam Surface Treatment              (288)             --
                                                   --------        --------
               Consolidated                        $  2,103        $  3,833
                                                   ========        ========


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


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the three months ended March 31, 1998 increased by 6% when compared to the corresponding 1997 period. The increase was due to increased staffing, new product introductions in software protection and information security products, and higher marketing expenses.


RESEARCH AND DEVELOPMENT

Total research and development expenses for the three months ended March 31, 1998 increased by 97% when compared to the corresponding 1997 period. The increase was primarily due to the write-off of previously capitalized computer software development costs of $784,000.


PROVISION FOR REORGANIZED OPERATIONS

The sum of $370,000 represents the Company's estimate of the costs of reorganizing certain operations.


ACQUIRED RESEARCH AND DEVELOPMENT

Based on the results of third-party appraisals, the Company recorded charges of $1,500,000 in the three months ended March 31, 1998 to expense in-process research and development costs related to the acquisition of Wyatt River. In the opinion of management and the appraiser, the acquired in-process research and development has not yet reached technological feasibility and had no alternative future use.


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

Management believes the Company's current working capital of $50,242,000 and anticipated working capital to be generated by future operations will be sufficient to support the Company's requirement for at least the next twelve months.


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


Dated:  March 29, 1999



                                            RAINBOW TECHNOLOGIES, INC.


                                            By:



                                                 /s/ Patrick Fevery
                                                 Chief Financial Officer