Form 10-Q/A
period 1998-06-30
RAINBOW TECHNOLOGIES INC
filed 1999-03-29
CIK 819706

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

Item 1 of this Form 10-Q/A contains restated financial statements for the three and six month periods ended June 30, 1998 (see Note 2 of Notes to Restated Condensed Consolidated Financial Statements). Item 2 contains a revised Management's Discussion and Analysis of Financial Condition and Results of Operations that give effect to the restated financial statement amounts set forth in Item 1.

RAINBOW TECHNOLOGIES, INC.


                                TABLE OF CONTENTS


 PART I -- FINANCIAL INFORMATION

       Item 1. Condensed Consolidated Financial Statements

       Condensed Consolidated Balance Sheet at
       June 30, 1998 (unaudited, restated) and December 31, 1997                          4

       Condensed Consolidated Statements of Operations (unaudited)
       for the Three and Six months ended June 30, 1998 (restated - Note 2) and 1997      5

       Condensed Consolidated Statements of Comprehensive Income (Loss)
       (unaudited) for the Three and Six months ended June 30, 1998
       (restated - Note 2) and 1997                                                       6

       Condensed Consolidated Statements of Cash Flows (unaudited)
       for the Six months ended June 30, 1998 (restated - Note 2) and 1997                7

       Notes to Restated Condensed Consolidated Financial Statements                      8

       Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations                                     12

PART II -- OTHER INFORMATION

       Item 1 to 5 - Not applicable

       Item 6. Exhibits and reports on Form 8K                                           16

SIGNATURES                                                                               16

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

                           RAINBOW TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   A S S E T S

                                                                                         December 31,
                                                                     June 30, 1998           1997
                                                                     -------------      -------------
                                                                  (unaudited, restated
                                                                       - Note 2)
Current assets:
   Cash and cash equivalents ..................................      $  29,248,000      $  29,556,000
   Marketable securities available-for-sale ....................         4,236,000          6,841,000
   Accounts receivable, net of allowance for doubtful accounts
    of $478,000 and $500,000 in 1998 and 1997, respectively ....        16,988,000         16,343,000
   Inventories .................................................         9,469,000          9,780,000
   Unbilled costs and fees .....................................           665,000          1,782,000
   Prepaid expenses and other current assets ...................         4,493,000          4,803,000
                                                                     -------------      -------------
        Total current assets ...................................        65,099,000         69,105,000
   Property, plant and equipment, at cost:
   Buildings ...................................................         8,010,000          8,058,000
   Furniture ...................................................         1,237,000          1,191,000
   Equipment ...................................................        14,791,000         12,963,000
   Leasehold improvements ......................................           699,000            636,000
                                                                     -------------      -------------
                                                                        24,737,000         22,848,000
   Less accumulated depreciation and amortization ..............         7,659,000          6,315,000
                                                                     -------------      -------------
        Net property, plant and equipment ......................        17,078,000         16,533,000
Goodwill, net of accumulated amortization of $9,887,000 and
    $8,736,000 in 1998 and 1997, respectively ..................         9,540,000          5,543,000
Product licenses, net of accumulated amortization of $692,000
   and $469,000 in 1998 and 1997, respectively .................         6,323,000          6,481,000
Other assets, net of accumulated amortization of $3,129,000
   and $2,763,000 in 1998 and 1997, respectively ...............         7,781,000          5,389,000
                                                                     -------------      -------------
                                                                     $ 105,821,000      $ 103,051,000
                                                                     =============      =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ............................................     $   5,366,000      $   4,937,000
   Accrued payroll and related expenses ........................         3,421,000          4,199,000
   Other accrued liabilities ...................................         3,575,000          2,986,000
   Income taxes payable ........................................                --            861,000
   Billings in excess of costs and fees ........................            11,000             87,000
   Long-term debt, due within one year .........................           256,000            259,000
                                                                     -------------      -------------
        Total current liabilities ..............................        12,629,000         13,329,000
Long-term debt, net of current portion .........................         1,470,000          1,616,000
Minority interest ..............................................         1,316,000          1,723,000
Other liabilities ..............................................            15,000             24,000
Shareholders' equity:
   Common stock, $.001 par value, 20,000,000 shares authorized,
     7,815,497 and 7,817,836 shares issued and outstanding
     in 1998 and 1997, respectively ............................             8,000              8,000
   Additional paid-in capital ..................................        29,823,000         30,633,000
   Accumulated other comprehensive loss ........................        (1,212,000)        (1,906,000)
   Retained earnings ...........................................        62,062,000         59,811,000
                                                                     -------------      -------------
                                                                        90,681,000         88,546,000
   Less cost of treasury shares (12,500 and 88,868
      shares in 1998 and 1997, respectively) ...................          (290,000)        (2,187,000)
                                                                     -------------      -------------
        Total shareholders' equity .............................        90,391,000         86,359,000
                                                                     -------------      -------------
                                                                     $ 105,821,000      $ 103,051,000
                                                                     =============      =============



                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                Three months ended                     Six months ended
                                                          June 30, 1998     June 30, 1997     June 30, 1998     June 30, 1997
                                                          ------------------------------      ------------------------------
                                                            (restated                           (restated
                                                            - Note 2)                           - Note 2)
Revenues:
    Software Protection Products ....................     $ 14,450,000      $ 15,974,000      $ 28,620,000      $ 29,947,000
    Information Security Products ...................       12,302,000         6,859,000        23,152,000        13,669,000
    Ion Beam Surface Treatment ......................            8,000            11,000            18,000            11,000
                                                          ------------      ------------      ------------      ------------
         Total revenues .............................       26,760,000        22,844,000        51,790,000        43,627,000
                                                          ------------      ------------      ------------      ------------
Operating expenses:
    Cost of Software Protection Products ............        3,859,000         4,594,000         7,414,000         8,774,000
    Cost of Information Security Products ...........        9,414,000         5,243,000        18,019,000        10,955,000
    Cost of Ion Beam Surface Treatment ..............               --           417,000            20,000           417,000
    Selling, general and administrative .............        6,411,000         5,451,000        12,008,000        10,716,000
    Research and development ........................        1,935,000         2,594,000         4,657,000         3,975,000
    Goodwill amortization ...........................          747,000           447,000         1,304,000           860,000
    Provision for reorganized operations ............               --                --           370,000                --
    Acquired research and development ...............               --                --         1,500,000                --
                                                          ------------      ------------      ------------      ------------
         Total operating expenses ...................       22,366,000        18,746,000        45,292,000        35,697,000
                                                          ------------      ------------      ------------      ------------
Operating income ....................................        4,394,000         4,098,000         6,498,000         7,930,000
Interest income .....................................          265,000           419,000           584,000           846,000
Interest expense ....................................          (53,000)          (70,000)         (109,000)         (140,000)
Other income (expense) ..............................          145,000           492,000          (989,000)          348,000
                                                          ------------      ------------      ------------      ------------
Income before provision for taxes ...................        4,751,000         4,939,000         5,984,000         8,984,000
Provision for income taxes ..........................        1,882,000         2,125,000         3,733,000         3,738,000
                                                          ------------      ------------      ------------      ------------
Net income ..........................................     $  2,869,000      $  2,814,000      $  2,251,000      $  5,246,000
                                                          ============      ============      ============      ============

Net income per share:
    Basic ...........................................     $       0.37      $       0.36      $       0.29      $       0.67
                                                          ============      ============      ============      ============
    Diluted .........................................     $       0.35      $       0.36      $       0.28      $       0.66
                                                          ============      ============      ============      ============

Shares used in computing net income per share:
    Basic ...........................................        7,795,000         7,773,000         7,781,000         7,784,000
                                                          ============      ============      ============      ============
    Diluted .........................................        8,243,000         7,856,000         8,005,000         7,905,000
                                                          ============      ============      ============      ============



                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)

                                                                  Three Months Ended                   Six Months Ended
                                                             June 30, 1998    June 30, 1997    June 30, 1998    June 30, 1997
                                                             ----------------------------------------------------------------
                                                               (restated                         (restated
                                                               - Note 2)                         - Note 2)
Net income ..............................................     $ 2,869,000      $ 2,814,000      $ 2,251,000      $ 5,246,000
Other comprehensive income:
   Foreign currency translation adjustment ..............         343,000       (1,142,000)       1,148,000       (3,895,000)
   Unrealized loss on securities ........................           3,000         (160,000)          (4,000)        (215,000)
   Reclassification adjustment ..........................              --               --           (6,000)              --
                                                              -----------      -----------      -----------      -----------
   Other comprehensive (loss) income, before income taxes         346,000       (1,302,000)       1,138,000       (4,110,000)
   Provision for income taxes related to other
        comprehensive (loss) income .....................        (135,000)         521,000         (444,000)       1,644,000
                                                              -----------      -----------      -----------      -----------
   Other comprehensive (loss) income, net of taxes ......         211,000         (781,000)         694,000       (2,466,000)
                                                              -----------      -----------      -----------      -----------
Comprehensive income ....................................     $ 3,080,000      $ 2,033,000      $ 2,945,000      $ 2,780,000
                                                              ===========      ===========      ===========      ===========



                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                 Six Months Ended
                                                                          June 30, 1998    June 30, 1997
                                                                          ------------------------------
                                                                          (restated
                                                                          - Note 2)
Cash flows from operating activities:
   Net income .......................................................     $  2,251,000      $  5,246,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization ...................................................        1,899,000         1,454,000
     Depreciation ...................................................        1,405,000         1,002,000
     Provision for loss in contract .................................               --           400,000
     Change in deferred income taxes ................................         (651,000)         (106,000)
     Allowance for doubtful accounts ................................          (21,000)           35,000
     Loss from retirement of property, plant, and equipment .........          (12,000)           34,000
     Write-down of long-term investment .............................        1,320,000            75,000
     Share in investee's loss .......................................               --            45,000
     Minority interest in subsidiary's earnings .....................         (306,000)         (401,000)
     Write-off of capitalized software ..............................          784,000                --
     Provision for reorganized operations ...........................          370,000                --
     Write-off of in-process research and development ...............        1,500,000                --
     Changes in operating assets and liabilities:
        Accounts receivable .........................................         (812,000)          190,000
        Inventories .................................................        1,183,000           831,000
        Unbilled costs and fees .....................................        1,117,000           581,000
        Prepaid expenses and other current assets ...................          188,000          (133,000)
        Accounts payable ............................................       (1,064,000)       (1,268,000)
        Accrued liabilities .........................................       (1,067,000)          872,000
        Billings in excess of costs and fees ........................               --          (227,000)
        Deferred revenues ...........................................          (76,000)               --
        Income taxes payable ........................................         (228,000)          985,000
                                                                          ------------      ------------
           Net cash provided by operating activities ................        7,780,000         9,615,000
Cash flows from investing activities:
   Purchase of marketable securities ................................       (1,636,000)         (435,000)
   Sale of marketable securities ....................................        4,220,000         2,293,000
   Purchases of property, plant, and equipment ......................       (1,983,000)       (4,182,000)
   Net cash paid for acquisition of Wyatt River Software, Inc........       (7,662,000)               --
   Other non-current assets .........................................       (1,660,000)         (570,000)
   Acquired cash from QM Technologies, Inc ..........................               --           556,000
   Capitalized software development costs ...........................         (584,000)         (680,000)
                                                                          ------------      ------------
           Net cash used in investing activities ....................       (9,305,000)       (3,018,000)
Cash flows from financing activities:
   Exercise of Rainbow common stock options .........................        1,231,000           322,000
   Payment of long-term debt ........................................         (137,000)         (145,000)
   Purchase of treasury stock .......................................         (149,000)               --
   Purchase and retirement of common stock ..........................         (290,000)       (2,767,000)
                                                                          ------------      ------------
           Net cash provided by (used in) financing activities.......          655,000        (2,590,000)
Effect of exchange rate changes on cash .............................          562,000        (1,441,000)
                                                                          ------------      ------------
Net increase in cash and cash equivalents ...........................         (308,000)        2,566,000
Cash and cash equivalents at beginning of period ....................       29,556,000        31,735,000
                                                                          ------------      ------------
Cash and cash equivalents at end of period ..........................     $ 29,248,000      $ 34,301,000
                                                                          ============      ============

Supplemental disclosure of cash flow information:
   Income taxes paid ................................................     $  4,064,000      $  3,082,000
   Interest paid ....................................................          108,000           140,000



                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
          NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (Unaudited)


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

As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130. During the three and six months ended June 30, 1998 total comprehensive income amounted to $3,080,000 and $2,945,000, respectively. The total comprehensive income for the three and six months ended June 30, 1997 amounted to $2,033,000 and $2,780,000, respectively.

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

The restatement resulted in the following impact on the Company's previously reported results of operations for the three and six month period ended June 30, 1998.


                                                  Three months ended  Six months ended
                                                    June 30, 1998      June 30, 1998
Net income (loss):
  As previously reported ......................     $   2,943,000      $    (150,000)
  Adjustment related to acquired in-process R&D                --          2,500,000
  Adjustment related to additional
     amortization of intangible assets ........           (74,000)           (99,000)
                                                    -------------      -------------
  As restated .................................     $   2,869,000      $   2,251,000
                                                    =============      =============

Net loss per share - basic:
  As previously reported ......................     $        0.38      $       (0.02)
  Adjustment related to acquired in-process R&D                --               0.32
  Adjustment related to additional
     amortization of intangible assets ........             (0.01)             (0.01)
                                                    -------------      -------------
  As restated .................................     $        0.37      $        0.29
                                                    =============      =============

Net loss per share - diluted:
  As previously reported ......................     $        0.36      $       (0.02)
  Adjustment related to acquired in-process R&D                --               0.32
  Adjustment related to additional
     amortization of intangible assets ........             (0.01)             (0.01)
  Effect of dilutive securities ...............                --              (0.01)
                                                    -------------      -------------
  As restated .................................     $        0.35      $        0.28
                                                    =============      =============

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

Inventories, other than inventoried costs relating to long-term contracts, are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:

                                  June 30, 1998     December 31, 1997
                                  -------------     -----------------
Raw materials ...........          $  584,000          $  271,000
Work in process .........             393,000             761,000
Finished goods ..........           4,045,000           4,257,000
Inventoried costs related
  to long-term contracts            4,447,000           4,491,000
                                   ----------          ----------
                                   $9,469,000          $9,780,000
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

RESULTS OF OPERATIONS
(dollars in thousands)

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                   1998               1997
                                                 --------           --------
Revenues
     Software Protection Products .....          $ 14,450           $ 15,974
     Information Security Products ....            12,302              6,859
     IBEST ............................                 8                 11
                                                 --------           --------
     Consolidated .....................          $ 26,760           $ 22,844
                                                 ========           ========

Operating Income (restated)
     Software Protection Products .....          $  2,604           $  6,467
     Information Security Products ....             1,977                607
     IBEST ............................              (187)              (976)
                                                 --------           --------
     Consolidated .....................          $  4,394           $  4,098
                                                 ========           ========

                                                  Six Months Ended June 30,
                                                 ---------------------------
                                                   1997               1996
                                                 --------           --------
Revenues
     Software Protection Products.....           $ 28,620           $ 29,947
     Information Security Products....             23,152             13,669
     IBEST ...........................                 18                 11
                                                 --------           --------
     Consolidated ....................           $ 51,790           $ 43,627
                                                 ========           ========

Operating Income  (restated)
     Software Protection Products.....           $  4,418           $  7,490
     Information Security Products....              2,554              1,416
     IBEST ...........................               (474)              (976)
                                                 --------           --------
     Consolidated .....................          $  6,498           $  7,930
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


PROVISION FOR INCOME TAXES

The effective tax rate was 40% for the three months ended June 30, 1998 compared to 43% for the corresponding period in 1997. The effective tax rate for the first six months of 1998 was negatively affected due to the non-deductibility of the charges related to the acquired in-process research and development. Excluding the effect of these charges, the effective tax rate was 39% for the six months ended June 30, 1998 and 42% for the six months ended June 30, 1997. The lower tax rate is due to the benefits of the international restructuring of foreign operations.


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

Management believes the Company's current working capital of $52,470,000 and anticipated working capital to be generated by future operations will be sufficient to support the Company's requirement for at least the next twelve months.

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