Form 10-Q/A
period 1998-09-30
RAINBOW TECHNOLOGIES INC
filed 1999-03-29
CIK 819706

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

Item 1 of this Form 10-Q/A contains restated financial statements for the three and nine month periods ended September 30, 1998 (see Note 2 of Notes to Restated Condensed Consolidated Financial Statements). Item 2 contains a revised Management's Discussion and Analysis of Financial Condition and Results of Operations that give effect to the restated financial statement amounts set forth in Item 1.

                           RAINBOW TECHNOLOGIES, INC.


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

   Item 1. Condensed Consolidated Financial Statements

       Condensed Consolidated Balance Sheets at
       September 30, 1998 (unaudited, restated) and December 31, 1997                           4

       Condensed Consolidated Statements of Income (unaudited)
       for  the Three and Nine months ended September 30, 1998 (restated - Note 2) and 1997     5

       Condensed Consolidated Statements of Comprehensive Income (unaudited)
       for the Three and Nine months ended September 30, 1998 (restated - Note 2) and 1997      6

       Condensed Consolidated Statements of Cash Flows (unaudited)
       for the Nine months ended September 30, 1998 (restated - Note 2) and 1997                7

       Notes to Condensed Consolidated Financial Statements                                     8

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                       12

PART II -- OTHER INFORMATION

   Item 1 to 5 - Not applicable

   Item 6. Exhibits and reports on Form 8K                                                     17

SIGNATURES                                                                                     17


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

                           RAINBOW TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                 September 30,      December 31,
                                                                      1998              1997
                                                                 -------------     -------------
                                                                  (unaudited,
                                                                   restated -
                                                                    Note 2)
Current assets:
 Cash and cash equivalents ..................................    $  29,519,000     $  29,556,000
 Marketable securities available-for-sale ...................        7,969,000         6,841,000
 Accounts receivable, net of allowance for doubtful accounts
  of $340,000 and $500,000 in 1998 and 1997, respectively ...       17,502,000        16,343,000
 Inventories ................................................       11,655,000         9,780,000
 Unbilled costs and fees ....................................                -         1,782,000
 Prepaid expenses and other current assets ..................        4,049,000         4,803,000
                                                                 -------------     -------------
      Total current assets ..................................       70,694,000        69,105,000
Property, plant and equipment, at cost:
 Buildings ..................................................        8,610,000         8,058,000
 Furniture ..................................................        1,323,000         1,191,000
 Equipment ..................................................       15,522,000        12,963,000
 Leasehold improvements .....................................          907,000           636,000
                                                                 -------------     -------------
                                                                    26,362,000        22,848,000
 Less accumulated depreciation and amortization .............        8,298,000         6,315,000
                                                                 -------------     -------------
      Net property, plant and equipment .....................       18,064,000        16,533,000
Goodwill, net of accumulated amortization of $11,454,000 and
  $8,736,000 in 1998 and 1997, respectively .................        8,172,000         5,543,000
Product licenses, net of accumulated amortization of $879,000
 and $469,000 in 1998 and 1997, respectively ................        6,163,000         6,481,000
Other assets, net of accumulated amortization of $3,464,000
 and $2,763,000 in 1998 and 1997, respectively ..............        7,821,000         5,389,000
                                                                 -------------     -------------
                                                                 $ 110,914,000     $ 103,051,000
                                                                 =============     =============

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable ...........................................    $   5,090,000     $   4,937,000
 Accrued payroll and related expenses .......................        3,790,000         4,199,000
 Other accrued liabilities ..................................        3,515,000         2,986,000
 Income taxes payable .......................................          706,000           861,000
 Billings in excess of costs and fees .......................          417,000            87,000
 Long-term debt, due within one year ........................          278,000           259,000
                                                                 -------------     -------------
      Total current liabilities .............................       13,796,000        13,329,000
Long-term debt, net
of current portion ..........................................        1,524,000         1,616,000
Minority interest ...........................................        1,638,000         1,723,000
Other liabilities ...........................................           12,000            24,000
Shareholders' equity:
 Common stock, $.001 par value, 20,000,000 shares authorized,
   11,715,093 and 11,726,754 shares issued and outstanding
   in 1998 and 1997, respectively ...........................            8,000             8,000
 Additional paid-in capital .................................       29,661,000        30,633,000
 Accumulated other comprehensive loss .......................         (388,000)       (1,906,000)
 Retained earnings ..........................................       64,663,000        59,811,000
                                                                 -------------     -------------
                                                                    93,944,000        88,546,000
 Less cost of treasury shares (133,302 shares in 1997) ......               --        (2,187,000)
                                                                 -------------     -------------
      Total shareholders' equity ............................       93,944,000        86,359,000
                                                                 -------------     -------------
                                                                 $ 110,914,000     $ 103,051,000
                                                                 =============     =============


                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                       Three months ended                Nine months ended
                                                  September 30,    September 30,   September 30,      September 30,
                                                      1998            1997             1998               1997
                                                  -------------    -------------   --------------     ------------
                                                   (restated -                     (restated -
                                                     Note 2)                           Note 2)
Revenues:
  Software Protection Products ...............    $ 14,250,000     $ 14,741,000     $ 42,871,000     $ 44,688,000
  Information Security Products ..............      12,498,000        7,314,000       35,650,000       20,983,000
  Ion Beam Surface Treatment .................           9,000          201,000           27,000          212,000
                                                  ------------     ------------     ------------     ------------
       Total revenues ........................      26,757,000       22,256,000       78,548,000       65,883,000
                                                  ------------     ------------     ------------     ------------
Operating expenses:
  Cost of Software Protection Products .......       4,364,000        4,128,000       11,778,000       12,902,000
  Cost of Information Security Products ......       9,620,000        5,975,000       27,639,000       16,930,000
  Cost of Ion Beam Surface Treatment .........           1,000            2,000           21,000          419,000
  Selling, general and administrative ........       6,551,000        5,305,000       18,559,000       16,021,000
  Research and development ...................       1,924,000        2,010,000        6,581,000        5,985,000
  Goodwill amortization ......................         715,000          429,000        2,019,000        1,289,000
  Provision for reorganized operations .......        (222,000)              --          148,000               --
  Acquired research and development ..........              --               --        1,500,000               --
                                                  ------------     ------------     ------------     ------------
       Total operating expenses ..............      22,953,000       17,849,000       68,245,000       53,546,000
                                                  ------------     ------------     ------------     ------------
Operating income .............................       3,804,000        4,407,000       10,303,000       12,337,000
Interest income ..............................         338,000          442,000          922,000        1,287,000
Interest expense .............................         (53,000)         (52,000)        (162,000)        (192,000)
Other income (expense) .......................         138,000          (73,000)        (852,000)         276,000
                                                  ------------     ------------     ------------     ------------
Income before provision for taxes ............       4,227,000        4,724,000       10,211,000       13,708,000
Provision for income taxes ...................       1,626,000        1,937,000        5,359,000        5,675,000
                                                  ------------     ------------     ------------     ------------
Net income ...................................    $  2,601,000     $  2,787,000     $  4,852,000     $  8,033,000
                                                  ============     ============     ============     ============

Net income per share:
  Basic ......................................    $       0.22     $       0.24     $       0.42     $       0.69
                                                  ============     ============     ============     ============
  Diluted ....................................    $       0.21     $       0.24     $       0.40     $       0.68
                                                  ============     ============     ============     ============

Shares used in computing net income per share:
  Basic ......................................      11,715,000       11,553,000       11,686,000       11,635,000
                                                  ============     ============     ============     ============
  Diluted ....................................      12,136,000       11,823,000       12,051,000       11,840,000
                                                  ============     ============     ============     ============


                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                  (unaudited)

                                                  Three Months Ended              Nine Months Ended
                                             September 30,   September 30,   September 30,   September 30,
                                                1998            1997            1998            1997
                                             ------------    ------------     -----------     -----------
                                             (restated -                     (restated -
                                                Note 2)                        Note 2)
Net income .............................     $ 2,601,000     $ 2,787,000     $ 4,852,000     $ 8,033,000
Other comprehensive income:
    Foreign currency translation
         adjustment ....................       1,323,000       1,567,000       2,448,000      (2,328,000)
    Unrealized loss on securities ......           2,000        (112,000)         (2,000)       (327,000)
    Reclassification adjustment ........              --              --          (6,000)             --
                                             -----------     -----------     -----------     -----------
    Other comprehensive (loss)
     income, before income taxes .......       1,325,000       1,455,000       2,440,000      (2,655,000)
                                             -----------     -----------     -----------     -----------
    Provision for income taxes
         related to other
         comprehensive (loss) income....        (501,000)       (582,000)       (922,000)      1,062,000
                                             -----------     -----------     -----------     -----------
    Other comprehensive (loss) income,
         net of taxes ..................         824,000         873,000       1,518,000      (1,593,000)
                                             -----------     -----------     -----------     -----------
Comprehensive income ...................     $ 3,425,000     $ 3,660,000     $ 6,370,000     $ 6,440,000
                                             ===========     ===========     ===========     ===========

                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                    Nine Months Ended
                                                               September 30,    September 30,
                                                                   1998            1997
                                                               ------------     ------------
                                                               (unaudited,
                                                                restated -
                                                                  Note 2)

Cash flows from operating activities:
 Net income ...............................................    $  4,852,000     $  8,033,000
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Amortization ...........................................       3,014,000        2,041,000
   Depreciation ...........................................       2,177,000        1,504,000
   Provision for loss in ..................................              --          400,000
   Change in deferred income taxes ........................         (78,000)      (1,153,000)
   Allowance for doubtful accounts ........................        (165,000)          90,000
   Loss from retirement of property, plant, and equipment .          47,000           34,000
   Write-down of long-term investment .....................       1,320,000               --
   Share in investee's loss ...............................              --           45,000
   Minority interest in subsidiary's earnings .............        (241,000)        (392,000)
   Write-off of capitalized software ......................         784,000               --
   Provision for reorganized operations ...................          98,000               --
   Write-off of in-process research and development .......       1,500,000               --
   Changes in operating assets and liabilities:
    Accounts receivable ...................................      (1,080,000)       2,073,000
    Inventories ...........................................        (951,000)      (1,733,000)
    Unbilled costs and fees ...............................       1,782,000         (152,000)
    Prepaid expenses and other current assets .............          23,000         (232,000)
    Accounts payable ......................................         121,000         (455,000)
    Accrued liabilities ...................................      (1,887,000)         (80,000)
    Billings in excess of costs and fees ..................         330,000         (227,000)
    Income taxes payable ..................................         591,000       (2,765,000)
                                                               ------------     ------------
      Net cash provided by operating activities ...........      12,237,000        7,031,000
Cash flows from investing activities:
 Purchase of marketable securities ........................      (5,336,000)      (9,930,000)
 Sale of marketable securities ............................       4,216,000       16,211,000
 Purchases of property, plant, and equipment ..............      (3,280,000)      (5,732,000)
 Net cash paid for acquisition of Wyatt River Software, Inc      (7,871,000)              --
 Other non-current assets .................................      (1,597,000)        (775,000)
 Acquired cash from QM Technologies, ......................              --          556,000
 Capitalized software development costs ...................        (872,000)      (1,150,000)
                                                               ------------     ------------
      Net cash used in investing activities ...............     (14,740,000)        (820,000)
Cash flows from financing activities:
 Exercise of Rainbow common stock options .................       1,439,000          936,000
 Investment by new partners in QM Technologies, Inc.
      and Rainbow Technologies, Russia ....................         998,000               --
 Payment of long-term debt ................................        (205,000)        (214,000)
 Purchase of treasury stock ...............................        (662,000)        (814,000)
 Purchase and retirement of common stock ..................              --       (2,767,000)
                                                               ------------     ------------
      Net cash provided by (used in) financing activities .       1,570,000       (2,859,000)
Effect of exchange rate changes on cash ...................         896,000         (348,000)
                                                               ------------     ------------
Net (decrease) increase in cash and cash equivalents ......         (37,000)       3,004,000
Cash and cash equivalents at beginning of period ..........      29,556,000       31,735,000
                                                               ------------     ------------
Cash and cash equivalents at end of period ................    $ 29,519,000     $ 34,739,000
                                                               ============     ============

Supplemental disclosure of cash flow information:
 Income taxes paid ........................................    $  4,679,000     $  8,748,000
 Interest paid ............................................         159,000          199,000



                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
          NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)

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

As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130. During the three and nine months ended September 30, 1998 total comprehensive income amounted to $3,425,000 and $6,370,000, respectively. The total comprehensive income for the three and nine months ended September 30, 1997 amounted to $3,660,000 and $6,440,000, respectively.

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

The restatement resulted in the following impact on the Company's previously reported results of operations for the three and nine month period ended September 30, 1998.

                                                   Three months       Nine months
                                                       ended             ended
                                                   September 30,     September 30,
                                                        1998             1998
                                                   -------------     -------------

Net income (loss):
  As previously reported ......................    $   2,675,000     $   2,525,000
  Adjustment related to acquired in-process R&D               --         2,500,000
  Adjustment related to additional
     amortization of intangible assets ........          (74,000)         (173,000)
                                                   -------------     -------------
  As restated .................................    $   2,601,000     $   4,852,000
                                                   =============     =============

Net loss per share - basic:
  As previously reported ......................    $        0.23     $        0.22
  Adjustment related to acquired in-process R&D               --              0.21
  Adjustment related to additional
     amortization of intangible assets ........            (0.01)            (0.01)
                                                   -------------     -------------
  As restated .................................    $        0.22     $        0.42
                                                   =============     =============

Net loss per share - diluted:
  As previously reported ......................    $        0.22     $        0.21
  Adjustment related to acquired in-process R&D               --              0.20
  Adjustment related to additional
     amortization of intangible assets ........            (0.01)            (0.01)
                                                   -------------     -------------
  As restated .................................    $        0.21     $        0.40
                                                   -------------     -------------


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

Inventories, other than inventoried costs relating to long-term contracts, are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:

                               September 30,      December 31,
                                    1998              1997
                               -------------      ------------
 Raw materials                 $     722,000      $    271,000
 Work in process                     500,000           761,000
 Finished goods                    4,306,000         4,257,000
 Inventoried costs related
   to long-term contracts          6,127,000         4,491,000
                               -------------      ------------
                               $  11,655,000      $  9,780,000
                               =============      ============


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


RESULTS OF OPERATIONS
(dollars in thousands)

                                       Three Months Ended
                                           September 30,
                                      ---------------------
                                        1998         1997
                                      --------     --------
Revenues
     Software Protection Products     $ 14,250     $ 14,741
     Information Security Products      12,498        7,314
     IBEST                                   9          201
                                      --------     --------
     Consolidated                     $ 26,757     $ 22,256
                                      ========     ========

Operating Income (restated)
     Software Protection Products     $  2,332     $  4,176
     Information Security Products       1,697          303
     IBEST                                (225)         (72)
                                      --------     --------
     Consolidated                     $  3,804     $  4,407
                                      ========     ========

                                        Nine Months Ended
                                         September 30,
                                      ---------------------
                                        1998         1997
                                      --------     --------
Revenues
     Software Protection Products     $ 42,871     $ 44,688
     Information Security Products      35,650       20,983
     IBEST                                  27          212
                                      --------     --------
     Consolidated                     $ 78,548     $ 65,883
                                      ========     ========

Operating Income (restated)
     Software Protection Products     $  6,751     $ 11,616
     Information Security Products       4,251        1,718
     IBEST                                (699)        (997)
                                      --------     --------
     Consolidated                     $ 10,303     $ 12,337
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

PROVISION FOR REORGANIZED OPERATIONS

The sum of $148,000 for the nine months ended September 30, 1998 represents the Company's estimate of the costs of reorganizing certain operations. Approximately $222,000 previously reserved for cancellation of the lease on a building was reversed in the current quarter when the Company was successful in securing a third party to assume the lease.


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

Management believes the Company's current working capital of $56,898,000 and anticipated working capital to be generated by future operations will be sufficient to support the Company's requirement for at least the next twelve months.

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