Form 10-K405
period 1998-12-31
RAINBOW TECHNOLOGIES INC
filed 1999-03-30
CIK 819706

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-16641
                            ------------------------

                           RAINBOW TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      953745398
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
   50 TECHNOLOGY DRIVE, IRVINE, CALIFORNIA                         92618
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (949) 450-7300

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As at March 16, 1999, the aggregate market value of the voting stock of the Registrant (based upon the closing sales price of the shares on the NASDAQ National Market System) held by non-affiliates was approximately
$134,532,314.81.

     As at March 16, 1999, there were outstanding 11,761,874 shares of Common Stock of the Registrant, par value $.001 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Registrant's Proxy Statement to be submitted to the Commission on or before April 30, 1999, are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

ITEM 1. BUSINESS

  General

     Rainbow Technologies, Inc., a Delaware corporation, (the "Company") is a leading developer and supplier of computer network security products that secure the rights to software and other digital content, and that provide privacy and security for computer network and Internet communications and commerce. The Company's products include: (i) software protection products for (a) anti-piracy, (b) license management and tracking, and (c) software distribution over the Internet (the "Software Protection Products"); (ii) information security products to protect network and satellite communications (the "Information Security Products"); and (iii) Internet security products for: (a) accelerated Internet commerce transaction capabilities in a secure environment, and (b) access control for computer networks including Virtual Private Networks (the "Internet Security Products").

     The Company's principal offices and subsidiaries are located in North America, Europe and Asia. Unless the context otherwise requires, the term "Company" refers to Rainbow Technologies, Inc. and its subsidiaries.

  Industry Background

     Since its inception in 1984, the Company has been the leading developer and supplier of proprietary security products that prevent unlicensed use and piracy of software, and products that protect the confidentiality of digital content transmitted over telecommunications systems. The Company applies "encryption" technology in all of its security products. Encryption is the process of making data indecipherable to anyone other than authorized users. The computer and software industries have evolved from a market comprised primarily of stand alone personal computers and single licensed software programs to a market where computers are connected to networks, including the Internet, and software licenses are purchased for multiple users within entire enterprises. The Company has kept pace with the evolving market by applying its encryption expertise to computer security products and solutions that correspond to market changes.

     The Company believes that the increased use and acceptance of computer network and Internet communications to distribute Web-based content and conduct electronic commerce have caused computer network security to become a paramount business concern. The Company also believes that business needs for secure, reliable and scalable computer network and Internet communications provide a substantial market opportunity for the Company's security products and services. A recent industry report from International Data Corporation (IDC) estimates that the number of Internet users will grow from 97 million in 1998 to 320 million by 2002 with commensurate growth in electronic commerce from $32 billion to $426 billion over that same period. In addition, the Company believes that the market for the electronic delivery of digital content will continue to grow rapidly. For example, IDC estimates that the worldwide market for Internet software distribution will increase from approximately $200 million in 1997 to approximately $5.9 billion by 2001, a 133% compound annual growth rate.

     The Company expects to take advantage of the anticipated explosive growth in Internet commerce and communications by expanding its market and product focus to improve and broaden its encryption technology to offer new computer network security products and services supporting Internet commerce and communications.

  Strategy

     SOFTWARE PROTECTION PRODUCTS. The Company's strategy for its Software Protection Products is to offer software and information publishers a suite of products and services that prevent the unauthorized use of software and digital content, such as Web-based content, and products that enable the secure delivery of software over the Internet. The Company has continually expanded its offering of Software Protection Products by focusing its research and development efforts and strategic acquisition plans on software security protection solutions for use on a variety of computer operating systems and hardware platforms. This includes the Company's recent release of "license management," "license tracking" and Internet license delivery products for software developers and information technology managers. The Company also offers software and information publishers professional consulting services to assist them in assessing, designing and implementing software and digital content security solutions.

     INFORMATION SECURITY PRODUCTS. The Company's Information Security Products strategy is to offer the U.S. Government, and other enterprises requiring the highest level of security, products and development services to assist clients with assessing, designing and implementing computer network security, access control and secure communications solutions. In furtherance of this strategy, the Company has built relationships with industry organizations to expand the Company's sales opportunities. The Company has also invested significant resources in pursuing opportunities to develop innovative network security technology and products for U.S. Government and commercial applications. The Company intends to utilize technology and products developed for the U.S. Government to create and introduce new commercial network security products.

     INTERNET SECURITY PRODUCTS. The Company's strategy for its Internet Security Products is to offer companies involved in electronic commerce industries, and manufacturers of Internet computer servers, firewalls, routers and switching equipment, a suite of products that provide accelerated transaction processing in a secure environment, and that provide access control to computer networks, Internet Web sites and Virtual Private Networks ("VPNs"). A "VPN" is a network of interconnected computers where the privacy of the communication between any two computers on the network is maintained through the use of encryption technology. The Company's Internet Security Products include proprietary technology that enables businesses offering Internet commerce and communications accelerated transaction processing in a secure environment. The Company also offers its customers a portable security hardware device, or "token," that authenticates client access to VPNs, secured computer network equipment and the Internet. The Company has invested significant resources in marketing and building strategic relationships with leading Internet equipment providers and electronic commerce industries such as financial and electronic brokerage services and telecommunications. The Company intends to introduce new Internet Security Products that combine high performance encryption, acceleration and advanced telecommunication features. The Company also intends to offer professional consulting services to assist clients in determining computer network and Internet security requirements, and in designing and implementing the appropriate network security solutions.

SOFTWARE PROTECTION PRODUCTS

     The Company's Software Protection Products combine sophisticated hardware and software encryption technology to prevent the illegal distribution and use of software. When software is protected by the Company's Sentinel suite of hardware products (the "key"), the software program sends queries to the key that is attached to the parallel port of the computer. The key immediately evaluates each query and responds. The correct response ensures that standard operation of the software will continue without interruption. If the key is not present, the software will not operate. The keys incorporate the Company's proprietary "algorithms" programmed into Company designed "ASIC" computer chips. An algorithm is a mathematical procedure for manipulating digital information with the intent of securing the information. An "ASIC" or "Application Specific Integrated Circuit" is a logic circuit designed for a specific usage and implemented in an integrated circuit. Once Sentinel protection is implemented, developers need only include a Sentinel key with each software package shipped. The end-user installs the software as usual, then simply plugs the enclosed Sentinel key into the appropriate port on their computer.

     The Company also offers software-based products that provide software license management and that provide secure software distribution over the Internet. These products offer software developers greater flexibility in how their products are licensed and distributed.

     The Company's Software Protection Products include:

     SENTINELSUPERPRO. Features the Company's next generation ASIC technology. This is the industry's first key to combine multiple algorithms with programmable memory for increased security and flexibility. This product is compatible with DOS, Windows and Windows NT based applications.

     SENTINELPRO. An algorithm-based key utilizing the Company's proprietary ASIC technology for the protection of DOS, Windows, Windows NT, OS/2, UNIX or XENIX based applications.

     SENTINELEVE3. Software protection for Apple Macintosh-based software. Attaches to the ADB or USB port making it compatible with Apple PowerMac, iMac and PowerBook computers. Protects stand-alone and/or multiple modular applications.

     NETSENTINEL-MAC. Software protection to control concurrent usage on Apple Macintosh networks.

     NETSENTINEL. For sophisticated network license management to control concurrent users over LANs running DOS, OS/2, Windows and Windows NT based applications. This product is compatible with Novell, NetBIOS, TCP/IP and IPX/SPX.

     MICROSENTINEL-UX. Specifically designed for Unix and open systems applications, this key features an intelligent microprocessor for sophisticated operation control. It can serve many marketing functions including execution control, software leasing, site license management and can be used as a portable host-ID.

     SENTINEL LICENSE MANAGER. A software-based license management product for Windows, Netware and UNIX environments. The product allows developers to control network usage of software with remote upgrade capabilities. End-users are offered a wide variety of licensing models for them to try, buy and use software. Product features include the capability to securely distribute software on CD-ROM or via the Internet.

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

INFORMATION SECURITY PRODUCTS

     The Company believes the importance of protecting the privacy and security of satellite and computer network communications has increased in direct proportion to technological advances, capabilities and overall growth in telecommunications industries. Information security remains critical to government and defense applications, and is increasingly valued by private sector businesses to protect communications. The Company's Information Security Products are comprised of ASIC circuits, electronic assemblies and equipment to encrypt electronic communications, and are designed and developed by the Company for use in government and commercial applications.

     The Company sells its products to the U.S. Government, approved foreign governments and other markets that require the highest level of security. In these sales, the Company enters into development contracts with the U.S. Government, aerospace and related industry contractors. Under development contracts, the Company typically agrees to provide engineering services for the development of an "ASIC" circuit or other electronic assembly for the customer's particular application. The Company usually serves as the prime contractor or as a subcontractor, with either fixed-price or cost-plus-fixed-fee terms. Contracts with the U.S. Government for 1998 accounted for approximately 67% of revenues received by the Company from sales of its Information Security Products.

     The Company's Information Security Products are currently categorized into four general areas of customer applications:

     SPACE-BASED PRODUCTS. These products are comprised of ASIC circuits and electronic assemblies to decrypt (unscramble) satellite command links, and encrypt (scramble) the communications that provide vital information about the satellite (telemetry).

     GROUND-BASED COMMUNICATIONS PRODUCTS. These ASIC circuits, electronic assemblies and equipment encrypt satellite command links and decrypt telemetry links.

     VOICE COMMUNICATIONS PRODUCTS. These consist of ASIC circuits, electronic assemblies and equipment that encrypt and decrypt voice transmissions over radio or telephone communications networks.

     DATA COMMUNICATIONS PRODUCTS. These products, which are comprised of ASIC circuits, electronic assemblies and equipment, encrypt and decrypt data or digital information transmitted over communications networks or into storage media.

INTERNET SECURITY PRODUCTS

     The Company's Internet Security Products use patent-pending technology to provide Internet commerce companies and manufacturers of Internet computer servers, firewalls, routers and switching equipment with increased security and accelerated Internet commerce transaction capabilities. A "firewall" is technology used for preventing unwanted inbound or outbound data at the boundary of a computer network based upon a set of established rules. A "router" is a computer networking device that is responsible for directing the "route" data will travel enroute to its final destination.

     The Company's Internet Security Products also include portable security tokens that offer a security solution to a variety of computer network, Internet and information control issues, including secure access to Virtual Private Networks.

     The Company's Internet Security Products include:

     CRYPTOSWIFT. A high performance security co-processor for Internet computer transaction servers engaged in Internet commerce, electronic brokerage, financial services and other applications that require security functions of privacy and strong user authentication. It economically addresses the problem of server overload due to the calculation intense mathematics associated with "public key" encryption. This form of encryption is widely deployed in all Web servers and browsers in use today and is the basis for Secure Sockets Layer
(SSL) and Secure Electronic Transaction (SET) protocols. CryptoSwift is an industry standard PCI bus card with a proprietary ASIC co-processor. Using patent pending "wide integer" multipliers, it performs all the mathematics associated with public key encryption, allowing the server CPU to perform less calculation intense tasks.

     NETSWIFT. NetSwift is a PCI card that provides encrypted processing and acceleration for original manufacturers of firewalls, routers and switching equipment. NetSwift is an encryption processor that can either accept data and return encrypted data, or accept encrypted data and return clear data. The security processing performed by NetSwift is provided through the Company's proprietary "FastMap" encryption processor. NetSwift also provides manufacturers with a scaleable security solution. Multiple NetSwift cards can be added to computer hardware equipment to increase "IPSec" performance. "IPSec" is a computer network security protocol that provides for confidentiality and integrity of data transmitted over a computer network using the Internet protocol technology.

     I-KEY. i-Key is a security token that can serve as a solution to a wide variety of computer security and information control issues. The i-Key can be plugged into any standard computer "USB port," and can serve to authenticate users for ensuring secure access to Virtual Private Networks and computer network equipment. A "USB port" is a standard connectivity technology included on most new computers, servers and portable computer devices. Through user identification data contained in each i-Key, the network is able to grant access according to the user's authorization level.

     I-GUARD. i-Guard is a technology that provides Web-based content developers with a security framework that securely authenticates the user's computer as the user seeks access to a Web site. The technology is based upon Intel's recently introduced Pentium(TM) III processor serial number reference implementation. The i-Guard enables Web developers to incorporate machine authentication into their applications by transparently downloading a "secured agent" to the user's computer to authenticate the identity of the user's computer where the user seeks access to a Web site.

RESEARCH AND DEVELOPMENT

     Because of the rapid technological advances and other changes affecting the Company's markets, the Company's competitive position hinges upon the adaptation of its products to such changes in the market. Introduction of new products that gain market acceptance are crucial to sustainable growth. Accordingly, the Company directs research and development activity toward applying its encryption technology to design and develop new security products and the enhancement of existing products.

     In furtherance of this strategy, in January 1999, the Company entered into an agreement with a processor developer to design and fabricate a new ASIC chip which is intended to replace ASIC chips used in a number of the Company's security products.

     Expenditures for research and development related to Software Protection Products for the years ended December 31, 1998, 1997 and 1996 were $5,905,000, $5,830,000 and $5,423,000, respectively, or as a percentage of revenues, 10%, 10% and 9%, respectively. The Company believes that its technological leadership, as a result of its development efforts, could broaden in the future.

     The Company performs research and development with regard to its Information Security Products in connection with U.S. Government contracts. The costs incurred by the Company in connection with such research and development activities are substantially recoverable by the Company pursuant to the terms of these contracts. The Company believes that some of the research and development performed under such contracts can be applied to the emerging issues of information security. Expenditures for unfunded research and development related to Information Security Products for the years ended December 31, 1998, 1997 and 1996 were $115,000, $189,000 and $208,000, respectively.

     Expenditures for research and development related to Internet Security Products for the years ended December 31, 1998, 1997, 1996 were $2,838,000, $1,460,000 and $616,000, respectively.

     Expenditures for research and development related to QMT for the years ended December 31, 1998 and 1997 were $1,323,000 and $945,000, respectively.

SALES AND MARKETING

     SOFTWARE PROTECTION PRODUCTS

     The Company markets its Software Protection Products to software publishers throughout the world for use with their software programs selling at retail for $500 or more in the United States, and for use with lower priced software programs sold internationally. For 1998, 1997 and 1996, 53%, 57% and 55%, respectively, of the Company's Software Protection Product sales were made in the United States and 47%, 43% and 45%, respectively, were made internationally. Since its formation, the Company has shipped over 18,000,000 keys to more than 32,000 customers. Among the Company's major customers are Autodesk, Inc., Attachmate Corp., Intellution, Inc., Macromedia, NEC America Corp., Northern Telecom, Inc., and Quark, Inc.

     The Company has its own direct sales and marketing personnel for Software Protection Products in North America, Europe and Asia Pacific. In addition, the Company has over 50 distributors worldwide. During 1998, 1997 and 1996, the Company had no single customer that accounted for ten percent or more of the Company's revenues.

     The Company's direct sales force calls on targeted software publishers in order to increase usage of the Company's products. The direct sales force pursues a global marketing plan that focuses on multinational software.

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

     INTERNET SECURITY PRODUCTS

     The Company markets its Internet Security Products directly to manufacturers of Internet computer servers and Internet firewalls, routers and switching equipment, and to industries involving electronic commerce such as financial and electronic brokerage services and telecommunications. The Company markets these products through its own direct sales and marketing personnel. The Company's direct sales force calls on Fortune 1000 companies and companies providing Internet related encrypted electronic commerce or secure Web server environments.

MANUFACTURING

     SOFTWARE PROTECTION PRODUCTS

     The Company's Software Protection Product hardware keys are manufactured by subcontractors in the United States, Asia and Europe from components specified and approved by the Company. The components include ASIC chips, standard computer memory chips and standard computer hardware parts. The Company maintains control over the purchasing of materials and the planning and scheduling of the manufacturing and assembly process. After assembly of the components, the keys are delivered to the Company's facilities in the United States and Europe where the products are inspected, tested and configured. The Company believes that it is the lowest cost producer of software protection products and believes that will continue to be a competitive advantage.

     The Company currently has one supplier of the ASIC chip used in the Company's largest selling product, SentinelSuperPro. The current supplier has multiple foundries available to produce the ASIC chip. However, in the event that the primary supplier is unable to fulfill the Company's requirements, the Company may experience an interruption in the production of SentinelSuperPro until an alternative source of supply is developed. The Company maintains a six-month inventory of ASIC chips in order to limit the potential for such an interruption. The Company believes that there are a number of companies capable of commencing the manufacture of its ASIC chips within six months of such an interruption.

     INFORMATION SECURITY PRODUCTS

     For its Information Security Products, the Company's manufacturing operations include the testing of ASICs and the final assembly and testing of its satellite and network communications products.

     The Company has specific encryption technology embedded into ASIC circuits that are fabricated to the Company's specifications by ASIC circuit manufacturers. The Company currently has relationships with three such ASIC circuit manufacturers. These ASIC circuits are processed to the specifications of the U.S. Government and the Company. Any interruption in the availability of these ASIC circuits could have a material adverse effect on the operations of the Company.

     The Company currently has a manufacturing relationship with Raytheon Systems Company to manufacture the Company's principal Information Security Products. Raytheon assumed the obligations of AlliedSignal, Inc. to manufacture the Information Security Products in September 1998. Raytheon is the sole supplier of the product. The manufacturing agreement expires in December 1999. The Company is currently working with other companies to provide additional manufacturing sources for product. Any interruption in the availability of the product could have a material adverse effect on the operations of the Company. Raytheon has also assumed the obligation to complete the development of an enhanced version of the Company's principal Information Security Products.

     INTERNET SECURITY PRODUCTS

     The Company's Internet Security Products are manufactured by subcontractors in the United States from components specified and approved by the Company. The components include ASIC chips, standard computer related chips and standard computer hardware parts. The Company maintains control over the purchasing of materials and the planning and scheduling of the manufacturing and assembly process. After assembly of the components, the products are delivered to the Company's facilities in the United States where the products are inspected, tested and configured.

     The Company currently has one supplier of the ASIC chip used in the Company's Internet Security Products. The Company currently has a relationship with a chip supplier that has multiple foundries available to produce the ASIC chip. If the supplier is unable to fulfill the Company's requirements, the Company may experience an interruption in the production of its Internet Security Products until an alternative source of supply is developed. The Company maintains a six-month inventory of ASIC chips in order to limit the potential for such an interruption. The Company believes that there are a number of companies capable of commencing the manufacture of its ASIC chips within six months of such an interruption.

BACKLOG

     The Company manufactures its Software Protection Products and Internet Security Products on the basis of its forecast of near-term demand and maintains inventory in advance of receipt of firm customer orders. Orders from software publishers are generally placed on an "as needed" basis and are usually shipped by the Company within one week after receipt of the order. For these reasons, the Company's backlog of Software Protection Product orders at any particular time is generally not large and not indicative of future sales levels.

     As of December 31, 1998, the backlog for the Company's Information Security Products represented in excess of five months of revenues. Actual revenue recognition of the backlog mix of contracts can vary from three months to two years.

INTELLECTUAL PROPERTY

     The Company believes that the value of its security products is dependent upon its proprietary algorithms and encryption techniques remaining "trade secrets." The Company has obtained copyright protection on certain of its products and trademark protection for certain of its trade names. The Company also owns several patents for its Information Security Products, and the Company has U.S. Patent applications for certain technology included in its Internet Security Products. There can be no assurance that the Company's proprietary technology will remain a secret or that others will not develop similar technology and use such technology to compete with the Company. There can be no assurance that if the Company decides to apply for additional patents in the future for any of its products, or on any new technology or products derived therefrom, that patents will be granted.

COMPETITION

     SOFTWARE PROTECTION PRODUCTS

     The worldwide software and information protection industry is highly competitive and characterized by rapid technological advances in both computer hardware and software development. The Company believes it is the industry leader with an estimated 30% worldwide market share. The Company's principal competitors are Aladdin Knowledge Systems, Ltd., SCM Microsystems, Inc., and Macrovision Corporation. The Company believes that it offers the most cost effective Software Protection Products available to software publishers. Although certain of the Company's competitors offer lower prices, the Company believes that its technical support services and the ease of implementation of its products favorably distinguish the Company from its competitors.

     INFORMATION SECURITY PRODUCTS

     The Company's principal competitors for its Information Security Products are Motorola, Inc., VLSI Technology, Inc., Group Technologies, Inc., and Cylink Corporation. The Company believes its unique products, encryption expertise and large number of U.S. Government endorsed products are a significant competitive advantage.

     INTERNET SECURITY PRODUCTS

     The Company's competitors for its current Internet Security Products are hi/fn, inc., n-Cipher, Inc., Chrysalis Symbolic Design, Inc. and Information Resource Engineering, Inc. The Company was first to deliver an encryption accelerator product to improve the performance of Internet transaction servers. The Company believes it is the leading supplier of accelerator products into the Internet server market.

EMPLOYEES

     The Company presently employs approximately 413 full-time employees divided among sales and marketing, manufacturing, research and development and administration. The Company believes that its employee relations are excellent. The employees and the Company are not parties to collective bargaining agreements.

RECENT EVENTS

     In February 1998, the Company acquired Wyatt River Software, Inc. ("Wyatt"), including its "LicenseServe" and "LicenseTrack" technology in a transaction valued at $9 million. The Company may also be required to pay the Wyatt shareholders an additional sum based upon sales of the Wyatt technology through June 30, 1999.

ITEM 2. PROPERTIES

     The Company's executive offices and principal facility are located in a 55,800 square foot building in Irvine, California. The Company leases the facility pursuant to a lease expiring June, 2000.

     The Company owns a 5,000 square foot facility in the United Kingdom that is used primarily for northern European sales and administration. The Company also owns an 8,000 square foot facility in Paris, France that is used primarily for southern European sales and administration.

     The Company leases a facility in Torrance, California, that is used as a sales, administration, design and production facility. The lease is for 60,000 square feet, and expires in 2002.

     The Company leases an office in Columbia, Maryland, that is used as a sales and development facility. The lease is for 3,000 square feet, and expires in 1999.

ITEM 3. LEGAL PROCEEDINGS

     In September 1998, a patent infringement action was filed against the Company by Globetrotter, Inc., alleging that certain of the Company's products infringe patents owned by Globetrotter. The complaint seeks unspecified monetary damages and a permanent injunction banning the use of the products alleged to infringe the Globetrotter patents. The Company believes the claims are without merit, and will vigorously defend against the claims made in the action. The Company has filed a counter claim against Globetrotter alleging anti-trust and unfair competition.

     In July 1998, a patent infringement claim was filed against the Company by Andrew Pickholtz, alleging that certain of the Company's products infringe patents owned by Pickholtz. The complaint seeks unspecified monetary damages. The Company believes the claims are without merit, and will vigorously defend against the claims made in the action.

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

                                                              SALES PRICE
                                                           ------------------
                                                            HIGH        LOW
                                                           -------    -------
1999 First Quarter (through February 28, 1999)...........  $26.375    $15.375
1998 First Quarter.......................................   19.583     15.000
1998 Second Quarter......................................   19.333     13.333
1998 Third Quarter.......................................   16.000     10.438
1998 Fourth Quarter......................................   20.125     11.875
1997 First Quarter.......................................   13.833     10.833
1997 Second Quarter......................................   12.833      9.166
1997 Third Quarter.......................................   16.583     11.083
1997 Fourth Quarter......................................   20.000     13.916

     All per share data reflect the Company's 3-for-2 stock split effective July 1, 1998.

     As of February 28, 1999, there were approximately 4,500 holders of record of the Company's Common Stock including those shares held in "street name".

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

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data has been derived from the consolidated financial statements of the Company for the five years ended December 31, 1998 and reflects the impact of the acquisitions of Software Security, Inc. ("SSI"), on October 4, 1996, and Mykotronx, Inc. ("Mykotronx"), on June 1, 1995, which were both accounted for using the pooling-of-interests method. Share amounts for all years presented have been adjusted to reflect the impact of a 3-for-2 stock split effective July 1, 1998.

                                                              YEARS ENDED DECEMBER 31
                                                 -------------------------------------------------
                                                 1998(1)      1997      1996      1995      1994
                                                 --------   --------   -------   -------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED CONSOLIDATED
  INCOME STATEMENT DATA:
  Total revenues...............................  $109,232   $ 94,724   $81,710   $72,584   $60,814
  Income before taxes..........................     8,922     19,202    17,936    16,790    12,478
  Net income...................................     2,490     11,332    10,517     9,814     7,182
  Net income per share:
  Basic........................................  $    .21   $    .97   $   .91   $   .87   $   .65
  Diluted......................................       .21        .95       .88       .84       .63
SHARES USED IN CALCULATING NET INCOME PER
  SHARE:
  Basic........................................    11,699     11,653    11,615    11,267    11,114
  Diluted......................................    11,973     11,968    11,910    11,651    11,337
SELECTED CONSOLIDATED
  BALANCE SHEET DATA:
  Total assets.................................  $109,753   $103,051   $93,364   $82,274   $67,259
  Working capital..............................    59,763     55,776    60,166    50,690    39,110
  Long-term debt, net of current portion.......     1,458      1,616     2,145     2,616     2,695
  Shareholders' equity.........................    92,201     86,359    79,076    68,251    56,231

---------------
(1) The results of operations for the year ended December 31, 1998 reflects an asset impairment charge of $3.9 million, a $1.5 million write-off of acquired in-process research and development, and a $1.3 write-off of a fully impaired investment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following is management's discussion and analysis of certain significant factors that have affected the profitability of the Company's business segments (Software Protection Products, Information Security Products, and Internet Security Products) and its consolidated results of operations and financial condition during the periods included in the accompanying consolidated financial statements. The results of operations and financial condition reflect the impact of the acquisition of SSI which was accounted for using the pooling-of-interests method. The following should be read in conjunction with the consolidated financial statements and related notes.

1998 COMPARED WITH 1997

     Software Protection Products revenue for the year ended December 31, 1998 decreased 5% to $57,238,000 as compared with 1997. The decline in revenue was primarily due to the economic problems in Asia and other emerging markets. Revenues in European markets increased 9% in 1998 as compared with 1997. The average selling price per product for the year ended December 31, 1998 decreased approximately 7% from the year ended December 31, 1997.

     During the years ended December 31, 1998 and 1997, approximately 19% of the Company's Software Protection Products revenue was subject to currency fluctuations. Software Protection Products revenue in the future is expected to continue to be affected by foreign currency rate fluctuations.

     Information Security Products revenue for the year ended December 31, 1998 increased 48% to $50,236,000, as compared with 1997. The revenue growth was primarily due to increased shipments of secure network communication products.

     Internet Security Products revenue for the year ended December 31, 1998 increased 661% to $1,690,000 as compared with 1997. The revenue growth was primarily due to the adoption of Hewlett Packard and Watchguard as OEM's for the Company's Internet products.

     Gross profit for Software Protection Products for the year ended December 31, 1998 was 71% of revenues which was consistent with the year ended December 31, 1997. There can be no assurance that the Company will improve or maintain the level of gross profit percentage it experienced during the year ended December 31, 1998.

     Gross profit from Information Security Products for the year ended December 31, 1998 was 22% of revenues compared with 20% of revenues for the year ended December 31, 1997. The increase in gross profit was due to the change in mix from less profitable research and development contracts to more profitable product contracts.

     Gross profit from Internet Security Products for the year ended December 31, 1998 was 54% of revenues compared with 51% of revenues for the year ended December 31, 1997. The increase in gross profit was due to the decrease in overall unit costs as a result of the increase in total sales.

     Selling, general and administrative expenses for the year ended December 31, 1998 were 24% of revenues compared with 23% of revenues for the year ended December 31, 1997. Selling, general and administrative expenses for the year ended December 31, 1998 increased by $4,642,000 as compared with 1997. This increase was primarily due to additional staff and higher marketing expenses for new product introductions in software protection and internet security products and subsidiary reorganization costs which were primarily related to the Company's efforts to lower its future effective tax rate.

     Research and development expenses for both years ended December 31, 1998 and 1997 were 9% of revenues. Current research and development activities are primarily focused on additional ASIC development for future products and the adaptation of the Company's existing products to additional software operating environments and computer platforms.

     Goodwill amortization for the year ended December 31, 1998 increased $1,002,000 as compared with 1997 due to an increase in goodwill resulting from the 1998 Wyatt acquisition.

     In the fourth quarter of 1998, the Company determined that the aggregate estimated future undiscounted operating cash flows of Quantum Manufacturing Technologies, Inc. ("QMT"), a majority owned subsidiary, were less than the carrying amount of long-lived assets related to QMT. Based on its evaluation, the Company determined the assets with a carrying value of $6,105,000 were impaired and wrote them down by $3,942,000 to the estimated fair value. Fair value was based on estimated discounted future operating cash flows of QMT. For the year ended December 31, 1998, the Company recognized a minority interest share in the loss of QMT.

     During the year ended December 31, 1998, the Company wrote-off $1,500,000 of in-process research and development acquired in the Wyatt River Software, Inc. ("Wyatt") acquisition.

     Interest income for the year ended December 31, 1998 decreased by 14% to $1,375,000, as compared with 1997, primarily due to lower average cash and cash equivalent balances during 1998.

     During the first quarter of 1998, the Company wrote-off a $1,320,000 investment which was determined to be fully impaired. This amount has been included in other income (expense), net for the year ended December 31, 1998.

     During the year ended December 31, 1998, the Company incurred foreign currency losses of $90,000, primarily due to dollar denominated deposit accounts maintained in Europe. During the year ended December 31, 1997, the Company recognized foreign currency losses of $167,000, also primarily due to dollar denominated deposit accounts maintained in Europe. Such foreign currency gains and losses result from the movement in the value of the U.S. dollar against the functional currencies used by the Company's foreign subsidiaries.

     The effective tax rate was 72% for the year ended December 31, 1998 compared to 41% for the year ended December 31, 1997. The effective tax rate for 1998 was negatively affected due to non-deductibility of the charges related to acquired in-process research and development, the non-deductibility of the write-off of a long-term investment, and asset impairment charges related to QMT. Excluding the effect of these charges, the effective tax rate was 43% for the twelve months ended December 31, 1998.

1997 COMPARED WITH 1996

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

     Information Security Products revenue for the year ended December 31, 1997 increased 40% to $33,894,000, as compared with 1996. The revenue growth was primarily due to increased shipments of secure network communication products.

     Internet Security Products revenue for the year ended December 31, 1997 increased 616% to $222,000, as compared with 1996. Revenues in 1996 comprised of approximately two months' sales, with the establishment of this segment in October 1996.

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

     Gross profit from Internet Security Products for the year ended December 31, 1997 was 51% of revenues.

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

     Goodwill amortization for the year ended December 31, 1997 was consistent with 1996.

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

     For the year ended December 31, 1997, the Company recognized a minority interest share in the loss of QMT, a majority owned subsidiary of the Company.

     The effective tax rate was 41% for the year ended December 31, 1997 compared with 41.4% for the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of operating funds have been from operations and proceeds from sales of the Company's equity securities. The Company's cash flow from operations during 1998, 1997 and 1996 was $12,269,000, $12,948,000, and $12,262,000, respectively. The impact of a higher accounts receivable balance for 1998 was offset by the asset impairment charge related to QMT. For 1997 the impact of higher accrued liabilities was offset by an increase in accounts receivable and inventory. For 1996 the impact of higher inventory and accounts receivable balances were partially offset by the increase in accrued liabilities and the decrease in unbilled costs and fees.

     Net cash used in investing activities for 1998 increased from 1997 due to the acquisition of Wyatt and increased proceeds from the sales of marketable securities during 1997. Net cash used in investing activities for 1997 increased from 1996 due to the asset purchase from AlliedSignal and increased proceeds from the sales of marketable securities.

     The Company intends to use its capital resources to expand its product lines and for possible acquisitions of additional products and technologies. The Company has no significant capital commitments or requirements at this time.

     The Company's subsidiaries in France carry approximately $11,500,000 million in interest earning deposits which may result in foreign exchange gains or losses due to the fact that the functional currency in those subsidiaries is not the U.S. dollar.

     Management believes that the effect of inflation on the business of the Company for the past three years has been minimal.

     The Company believes that its current working capital of $59,763,000 and anticipated working capital to be generated by future operations will be sufficient to support the Company's working capital requirements through at least December 31, 1999.

IMPACT OF YEAR 2000

     The Year 2000 issue exists because many computer systems, applications and embedded microprocessors use two rather than four digits to define the applicable year. Because this issue has the potential to disrupt the Company's business operations, a comprehensive, company wide, Year 2000 program was initiated to identify and remediate the potential issues surrounding the Year 2000 problem. The Year 2000 program addresses the problems that may arise in computer technologies, which include both information technology ("IT") and non-IT systems, and those Year 2000 issues related to third parties with which the Company has a material relationship.

     One of the Company's first priorities was communicating to customers the Year 2000 compliance status of the Company's products. To aid in this effort, the Company developed an Internet web site that describes the type of date-related processing in the products (if any), which products have been tested for Year 2000 compliance, and the results of that testing. The site is updated as new products and new information become available. In addition, the Company's Year 2000 program includes a process for responding to customer inquiries and for handling special customer requests.

     For the purposes of process management and progress reporting, the Year 2000 program activities are divided into 5 phases, some of which are being conducted concurrently:

     AWARENESS -- This phase included definition of the systems, project and scope, overall approach, determination of teams, briefings, and setting of a compliance standard. The awareness phase has been completed.

     ASSESSMENT -- The assessment phase included the development of a comprehensive inventory and assessment of the criticality of systems, prioritization, determination of resource requirements, and estimation of costs. General decisions were made about modification, re-engineering, replacement or removal of systems and business partners. The validation approach and schedule was determined.

     RENOVATION -- The renovation phase includes the re-engineering, replacement, or retirement of systems. Test plans are developed for revised and replaced systems.

     VALIDATION -- Tests are run in an isolated test environment to determine functionality.

     IMPLEMENTATION -- In this phase, the implementation dates are scheduled, and the need for parallel processing, back-up, recovery and contingency plans are determined. Following implementation, there is a review for effectiveness.

     STATE OF READINESS

  IT and Non-IT Systems

     The Company's IT systems principally consist of business information systems (such as shared computers and associated business application software) and infrastructure (such as personal computers, operating systems, networks and devices like switches and routers). As of March, 1999, the inventory of these systems is complete and the assessment and validation of systems deemed "business critical" is more than 75% complete. The implementation of upgraded, renovated or replacement business critical systems is scheduled to be completed by June, 1999. All of the remaining, non-critical, IT systems are being evaluated on the basis of tests (if deemed necessary), and manufacturer statements regarding Year 2000 compliance. The Company expects that the assessment and, when required, renovation or replacement of all IT systems will be completed in time to ensure no significant adverse effect on business operations.

     Non-IT systems are those business tools that may contain embedded microprocessors, such as elevators, phones, security systems and climate control systems. The inventory of these items is completed and the vendors have been contacted to obtain Year 2000 compliance information. The decision to remediate, replace or otherwise address equipment that poses a material Year 2000 impact is based primarily upon analysis of the information received from the manufacturer. To date, more than 75% of the manufacturers have responded and indicated that no Year 2000 related problems will be experienced with the equipment as provided. The Company anticipates completion, in all material respects, of the non-IT infrastructure portion of its program by June 1999.

  External Relationships

     The Company also faces a potential risk should one or more of its principal suppliers, service providers or other parties with whom the Company has a material business relationship suffer a Year 2000 related problem. A comprehensive inventory of business partners was made, and the Company has initiated contact with them in an effort to determine their state of readiness. Assessment of the risk posed to the Company will be based on the level of criticality to the Company (the potential business impact, available alternatives and resources required to replace) and the response received from each party. A cut-off date has been assigned to each business critical third party by which time that company must be assessed as "Year 2000 Ready" or a contingency plan will be implemented to ensure the Company will suffer no material impact to its ability to provide products and services to customers. Approximately 1300 companies were contacted, about 100 of which are considered business critical, and to date approximately 40% of the total have responded. The Company anticipates that this evaluation will be ongoing through 1999.

     CONTINGENCY PLANNING

     The Company recognizes the need for contingency planning in those areas where it is known, or is reasonably likely that an event or an uncertainty will create a Year 2000 system-related failure with a significant negative impact on its business operations. The Company has identified the date by which each business critical IT system, non-IT system, and business partner must be validated for Year 2000 readiness, and by which a contingency plan must be implemented to ensure uninterrupted business operations. Contingency planning is expected to be completed for each of these systems no later than that date, and in all cases, no later than October 1999.

     COSTS

     The Company has incurred approximately $500,000 as of December 31, 1998, to address its Year 2000 issues. The Company presently estimates that the total cost of addressing its Year 2000 issues will be approximately $750,000 to $1,000,000. This estimate was derived utilizing numerous assumptions. First, the current staff is adequate to finish the project. Second, the product is already Year 2000 compliant. Next, to the best of its knowledge, the Company estimates that approximately half of the work is already done and that no system changes are anticipated. However, there can be no guarantee that these assumptions are accurate, and actual results could differ materially from those anticipated.

     RISKS

     The Company's Year 2000 program is designed to discover and remediate or reduce the risks associated with the Year 2000 issue. The Company anticipates that it will complete the remediation, risk assessment and contingency planning for its internal IT and non-IT systems, and immediate, business critical third-party providers. The most reasonably likely worst case scenario involves the disruption of operations caused by the Company's reliance upon a network of critical suppliers (such as utility, telecommunications, and transportation service providers) whose own systems unexpectedly fail. While such failures could directly or indirectly affect important operations of the Company, in a significant manner, the Company does not have sufficient information about or control over its third party suppliers to determine either the likelihood or potential costs of these failures. Accordingly, the costs and results of the Company's Year 2000 program and the extent of the impact on operations could materially differ from the Company's expectations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. The Company is exposed to changes in financial market conditions in the normal course of its business due to its use of certain financial instruments as well as transacting in various foreign currencies and translation of its foreign subsidiaries financial statements to the U.S. dollar.

INTEREST RATE RISK

     At December 31, 1998 and 1997, the Company's cash equivalents and short-term investments included approximately $6.5 million and $6.8 million, respectively, of fixed income securities. These securities are subject to interest rate risk and may decline in value when interest rates change. Approximately 87% of the December 31, 1998 fixed income securities portfolio will mature during 1999 and approximately 44% of the December 31, 1997 portfolio matured during 1998. An adverse change of 10% in interest rates would have an immaterial effect on the fair value of these securities. These investments do not represent a material market risk to the Company. The Company places substantially all of its interest bearing investments with major financial institutions and by policy limits the amount of credit exposure to any one financial institution. Additionally, the Company does not hold or issue financial instruments for trading, profit or speculative purposes.

EQUITY PRICE RISK

     The Company holds investments in various available-for-sale equity securities which are subject to price risk. The fair value of such investments, as of December 31, 1998 and 1997 was approximately $2 million, and $3 million, respectively. The potential change in the fair value of these investments, assuming a 10% decline in prices would be approximately $200,000, and $300,000 for 1998 and 1997, respectively.

FOREIGN EXCHANGE RATE RISK

     The Company operates internationally and has adopted local currencies as the functional currencies for its foreign subsidiaries because their principal economic activities are most closely tied to the respective local currencies. This exposes the Company to market risk from changes in foreign exchange rates to the extent that transactions are not denominated in the U.S. dollar. In consolidation, the Company converts the accounts of its foreign subsidiaries from the functional currency to the U.S. dollar. As a result the Company faces the risk that the foreign currencies will have declined in value as compared to the U.S. dollar, resulting in a foreign currency translation loss. Assuming an adverse 10% foreign exchange rate fluctuation, the Company would have experienced translation losses of approximately $2 million for both 1998 and 1997.

     The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the sales of its products in foreign markets. Assuming an adverse 10% foreign exchange rate fluctuation, the Company would have had a decrease in net income of approximately $200,000 for both the years ended December 31, 1998 and 1997. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition, to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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

                                    PART III

ITEM 10. ALL DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the information appearing under the caption "Election of Directors" in the Company's Proxy Statement to be submitted to the Commission on or before April 30, 1999.

ITEM 11. EXECUTIVE COMPENSATION

     Reference is made to the information appearing under the caption "Executive Compensation" in the Company's Proxy Statement to be submitted to the Commission on or before April 30, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be submitted to the Commission on or before April 30, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be submitted to the Commission on or before April 30, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. CONSOLIDATED FINANCIAL STATEMENTS

     Report of Independent Auditors.

     Consolidated Balance Sheets at December 31, 1998 and 1997.

     Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996.

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996.

     Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

     Notes to Consolidated Financial Statements.

     2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

     II. Consolidated Valuation and Qualifying Accounts for the years ended December 31, 1998, 1997 and 1996.

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     3. EXHIBITS

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     2(i)     Agreement and Plan of Reorganization, dated as of January
              26, 1995 among the Company, Rainbow Acquisition Inc., a
              California corporation and a wholly owned subsidiary of
              Rainbow, and Mykotronx, Inc., a California corporation
              ("Mykotronx") (incorporated by reference to the Company's
              Registration Statement on Form S-4 under the Securities Act of 1933, as amended, effective on April 20, 1995,
              Registration No. 33-89918).
     2(ii)    Agreement and Plan of Merger, dated September 30, 1996, by and among the Company, RNBO Acquisition Corporation, a
              Nevada corporation and a wholly-owned subsidiary of the
              Company, and Software Security, Inc., a Connecticut
              corporation (incorporated by reference to Exhibit 2(ii) of the Company's 1996 Annual Report on Form 10-K under the
              Securities Exchange Act of 1934 filed in March 1997 (the
              "1996 10-K")).
     2(iii)   Agreement and Plan of Merger, dated March 6, 1998, by and
              among the Company, WRS Acquisition Corp, a California
              corporation and wholly owned subsidiary of the Company, and
              Wyatt River Software, Inc. (incorporated by reference to
              Exhibit 2(iii) of the Company's 1997 Annual Report on Form
              10-K under the Securities Exchange Act of 1934 filed in
              March 1998 (the "1997 10-K")).
     3(i)     Articles of Incorporation of Rainbow, as amended
              (incorporated by reference to Exhibit 3(a) to Rainbow's
              Registration Statement on Form S-18 under the Securities Act of 1933, as amended, filed on July 20, 1987 -- File No.
              33-15956-LA (the "S-18 Registration Statement")).
     3(ii)    By-Laws of Rainbow (incorporated by reference to Exhibit
              3(b) to the S-18 Registration Statement).
     4(a)     See Exhibit 3(i).
     4(b)     See Exhibit 3(ii).
     4(c)     Rights Agreement, dated as of July 29, 1997, between the
              Company and U.S. Stock Transfer Corporation, as Rights Agent
              (incorporated by reference to Exhibit 4(c) to the Company's
              1997 10-K).
    10(a)     Lease for premises at 50 Technology Drive, Irvine,
              California, dated June 1, 1995, between the Company and
              Birtcher Medical Systems, Inc., a California corporation
              (filed as an exhibit to the Company's 1995 Form 10-K).
    10(b)     Agreement, dated October 1996, between the Company and
              National Semiconductor Corporation.
    10(c)     Agreement, dated December 1998, between the Company and EM
              Microelectronic -- Marin S.A.
    10(d)     1990 Incentive Stock Option Plan as amended (incorporated by reference to Exhibit 10(j) of the 1991 10-K).
    10(e)     Employment Agreement, dated February 16, 1990, between the
              Company and Walter W. Straub (incorporated by reference to
              Exhibit 10(j) of the 1989 10-K).
    10(f)     Change of Control Agreement, dated February 16, 1990,
              between the Company and Walter W. Straub (incorporated by
              reference to Exhibit 10(k) of the 1989 10-K).
    10(g)     Employment Agreement, dated January 15, 1992, between the
              Company and Peter M. Craig (incorporated by reference to
              Exhibit 10(m) of the 1991 10-K).
    10(h)     Change of Control Agreement, dated January 15, 1992, between the Company and Peter M. Craig (incorporated by reference to
              Exhibit 10(n) of the 1991 10-K).

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    10(i)     Employment Agreement, dated January 5, 1995, between the
              Company and Norman L. Denton, III (incorporated by reference to Exhibit 10(j) of the Company's 1994 Annual Report on Form
              10-K under the Securities Exchange Act of 1934, filed in
              March 1995 (the "1994 10-K")).
    10(j)     Change of Control Agreement, dated January 5, 1995, between the Company and Norman L. Denton, III (incorporated by
              reference to Exhibit 10(k) to the 1994 10-K).
    10(k)     Employment Agreement, dated January 5, 1995, between the
              Company and Patrick E. Fevery (incorporated by reference to
              Exhibit 10(l) of the 1994 10-K).
    10(l)     Change of Control Agreement, dated January 5, 1995, between the Company and Patrick E. Fevery (incorporated by reference to Exhibit 10(m) of the 1994 10-K).
    10(m)     Employment Agreement, dated January 5, 1995, between the
              Company and Paul A. Bock (incorporated by reference to
              Exhibit 10(n) of the 1994 10-K).
    10(n)     Change of Control Agreement, dated January 5, 1995, between the Company and Paul A. Bock (incorporated by reference to
              Exhibit 10(o) of the 1994 10-K).
    10(o)     Employment Agreement, dated April 7, 1997, between the
              Company and Aviram Margalith (incorporated by reference to
              Exhibit 10(o) of the 1997 10-K).
    10(p)     Change of Control Agreement, dated April 7, 1997, between
              the Company and Aviram Margalith (incorporated by reference to Exhibit 10(p) of the 1997 10-K).
    10(q)     Employment Agreement, dated January 1, 1998, between the
              Company and Laurie Casey (incorporated by reference to
              Exhibit 10(q) of the 1997 10-K).
    10(r)     Change of Control Agreement, dated January 1, 1998, between the Company and Laurie Casey (incorporated by reference to
              Exhibit 10(r) of the 1997 10-K).
    10(s)     Employment Agreement, dated January 1, 1998, between the
              Company and Richard Burris (incorporated by reference to
              Exhibit 10(s) of the 1997 10-K).
    10(t)     Change of Control Agreement, dated January 1, 1998, between the Company and Richard Burris (incorporated by reference to
              Exhibit 10(t) of the 1997 10-K).
    10(u)     Manufacturing Agreement, dated September 30, 1997, between
              AlliedSignal, Inc. and Mykotronx, Inc.
    10(v)     Development Agreement, dated September 30, 1997, between
              AlliedSignal, Inc. and Mykotronx, Inc.
    10(w)     Agreement for Design and Product Purchase, dated September
              4, 1997, between IBM Microelectronics and Rainbow
              Technologies, Inc. and Mykotronx, Inc.
    21        List of Rainbow's wholly-owned subsidiaries.
    23(a)     Consent of Independent Auditors.
    27        FINANCIAL DATA SCHEDULE.

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the three months ended December 31, 1998.

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

Date: March 27, 1999

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

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----

                  /s/ WALTER M. STRAUB                    President, Chief Executive     March 27, 1999
--------------------------------------------------------  Officer, and Chairman of the
                    Walter M. Straub                      Board

                  /s/ AVIRAM MARGALITH                    Chief Operating Officer        March 27, 1999
--------------------------------------------------------
                    Aviram Margalith

                   /s/ PETER M. CRAIG                     Vice Chairman, Executive Vice  March 27, 1999
--------------------------------------------------------  President, Secretary and
                     Peter M. Craig                       Director

                 /s/ PATRICK E. FEVERY                    Vice President and Chief       March 27, 1999
--------------------------------------------------------  Financial Officer
                   Patrick E. Fevery

                  /s/ ALAN K. JENNINGS                    Director                       March 27, 1999
--------------------------------------------------------
                    Alan K. Jennings

                 /s/ RICHARD P. ABRAHAM                   Director                       March 27, 1999
--------------------------------------------------------
                   Richard P. Abraham

                   /s/ MARVIN HOFFMAN                     Director                       March 27, 1999
--------------------------------------------------------
                     Marvin Hoffman

                 /s/ FREDERICK M. HANEY                   Director                       March 27, 1999
--------------------------------------------------------
                   Frederick M. Haney

                           RAINBOW TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                      FOR THE YEAR ENDED DECEMBER 31, 1998

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

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Rainbow Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Rainbow Technologies, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rainbow Technologies, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/  ERNST & YOUNG LLP

Orange County, California
February 22, 1999

                           RAINBOW TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1998            1997
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents.................................  $ 29,900,000    $ 29,556,000
  Marketable securities available-for-sale..................     6,495,000       6,841,000
  Accounts receivable, net of allowance for doubtful
     accounts of $291,000 and $500,000 in 1998 and 1997,
     respectively...........................................    20,753,000      16,343,000
  Inventories...............................................    10,891,000       9,780,000
  Unbilled costs and fees...................................     2,740,000       1,782,000
  Prepaid expenses and other current assets.................     3,815,000       4,803,000
                                                              ------------    ------------
          Total current assets..............................    74,594,000      69,105,000
Property, plant and equipment, at cost:
  Buildings.................................................     8,580,000       8,058,000
  Furniture.................................................     1,338,000       1,191,000
  Equipment.................................................    13,738,000      12,963,000
  Leasehold improvements....................................     1,177,000         636,000
                                                              ------------    ------------
                                                                24,833,000      22,848,000
  Less accumulated depreciation and amortization............     8,873,000       6,315,000
                                                              ------------    ------------
          Net property, plant and equipment.................    15,960,000      16,533,000
Goodwill, net of accumulated amortization of $11,731,000 and
  $8,736,000 in 1998 and 1997, respectively.................     6,318,000       5,543,000
Product licenses, net of accumulated amortization of
  $1,190,000 and $469,000 in 1998 and 1997, respectively....     5,855,000       6,481,000
Other assets, net of accumulated amortization of $1,463,000
  and $2,763,000 in 1998 and 1997, respectively.............     7,026,000       5,389,000
                                                              ------------    ------------
                                                              $109,753,000    $103,051,000
                                                              ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  5,542,000    $  4,937,000
  Accrued payroll and related expenses......................     5,150,000       4,199,000
  Other accrued liabilities.................................     3,841,000       2,986,000
  Billings in excess of costs and fees......................        20,000          87,000
  Long-term debt, due within one year.......................       278,000         259,000
  Income taxes payable......................................            --         861,000
                                                              ------------    ------------
          Total current liabilities.........................    14,831,000      13,329,000
Long-term debt, net of current portion......................     1,458,000       1,616,000
Minority interest...........................................       315,000       1,723,000
Other liabilities...........................................       948,000          24,000
Commitments and contingencies...............................            --              --
Shareholders' equity:
  Common stock, $.001 par value, 20,000,000 shares
     authorized, 11,773,595 and 11,726,754 shares issued and
     outstanding in 1998 and 1997, respectively.............        12,000          12,000
  Additional paid-in capital................................    30,335,000      30,629,000
  Accumulated other comprehensive income....................      (447,000)     (1,906,000)
  Retained earnings.........................................    62,301,000      59,811,000
                                                              ------------    ------------
                                                                92,201,000      88,546,000
  Less cost of treasury shares (133,302 shares in 1997).....            --      (2,187,000)
                                                              ------------    ------------
          Total shareholders' equity........................    92,201,000      86,359,000
                                                              ------------    ------------
                                                              $109,753,000    $103,051,000
                                                              ============    ============

                            See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                            YEARS ENDED DECEMBER 31,

                                                         1998           1997           1996
                                                     ------------    -----------    -----------
REVENUES:
  Software Protection Products.....................  $ 57,238,000    $60,125,000    $57,409,000
  Information Security Products....................    50,236,000     33,894,000     24,270,000
  Internet Security Products.......................     1,690,000        222,000         31,000
  Ion Beam Surface Treatment.......................        68,000        483,000             --
                                                     ------------    -----------    -----------
          Total revenues...........................   109,232,000     94,724,000     81,710,000
OPERATING EXPENSES:
  Cost of Software Protection Products.............    16,747,000     17,484,000     17,035,000
  Cost of Information Security Products............    39,360,000     27,228,000     19,851,000
  Cost of Internet Security Products...............       781,000        109,000         16,000
  Cost of Ion Beam Surface Treatment...............        30,000        419,000             --
  Selling, general and administrative..............    26,377,000     21,735,000     19,512,000
  Research and development.........................    10,181,000      8,424,000      6,247,000
  Goodwill amortization............................     2,794,000      1,792,000      1,784,000
  Asset impairment charge..........................     3,942,000             --             --
  Acquired research and development................     1,500,000             --             --
                                                     ------------    -----------    -----------
          Total operating expenses.................   101,712,000     77,191,000     64,445,000
                                                     ------------    -----------    -----------
Operating income...................................     7,520,000     17,533,000     17,265,000
Interest income....................................     1,375,000      1,605,000      1,520,000
Interest expense...................................      (220,000)      (255,000)      (325,000)
Other income (expense), net........................       247,000        319,000       (524,000)
                                                     ------------    -----------    -----------
Income before provision for income taxes...........     8,922,000     19,202,000     17,936,000
Provision for income taxes.........................     6,432,000      7,870,000      7,419,000
                                                     ------------    -----------    -----------
Net income.........................................  $  2,490,000    $11,332,000    $10,517,000
                                                     ============    ===========    ===========
NET INCOME PER SHARE:
  Basic............................................  $       0.21    $      0.97    $       .91
                                                     ============    ===========    ===========
  Diluted..........................................  $       0.21    $      0.95    $       .88
                                                     ============    ===========    ===========
SHARES USED IN COMPUTING NET INCOME PER SHARE:
  Basic............................................    11,699,000     11,653,000     11,615,000
                                                     ============    ===========    ===========
  Diluted..........................................    11,973,000     11,968,000     11,910,000
                                                     ============    ===========    ===========

                            See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                           ACCUMULATED
                                         COMMON STOCK       ADDITIONAL        OTHER
                                     --------------------     PAID-IN     COMPREHENSIVE    RETAINED      TREASURY
                                       SHARES     AMOUNT      CAPITAL        INCOME        EARNINGS        STOCK         TOTAL
                                     ----------   -------   -----------   -------------   -----------   -----------   -----------
Balance, December 31, 1995.........  11,353,767   $11,000   $29,822,000    $   456,000    $37,962,000   $        --   $68,251,000
Exercise of common stock options...     361,816     1,000     1,183,000             --             --            --     1,184,000
Purchase and retirement of common
  stock............................     (52,500)       --      (706,000)            --             --            --      (706,000)
Tax benefit of employee stock
  options..........................          --        --       383,000             --             --            --       383,000
Other comprehensive income:
    Unrealized gain on marketable
      securities (including tax
      expense of $72,000)..........          --        --            --        102,000             --            --       102,000
    Translation adjustment
      (including tax benefit of
      $462,000)....................          --        --            --       (655,000)            --            --      (655,000)
                                                                                                                      -----------
        Total other comprehensive
          income...................          --        --            --             --             --            --      (553,000)
Net income.........................          --        --            --             --     10,517,000            --    10,517,000
                                                                                                                      -----------
Comprehensive income...............          --        --            --             --             --            --     9,964,000
                                     ----------   -------   -----------    -----------    -----------   -----------   -----------
Balance, December 31, 1996.........  11,663,083    12,000    30,682,000        (97,000)    48,479,000            --    79,076,000
Exercise of common stock options...     302,396        --     2,064,000             --             --            --     2,064,000
Purchase and retirement of common
  stock............................    (238,725)       --    (2,767,000)            --             --            --    (2,767,000)
Purchase of common stock...........          --        --            --             --             --    (2,187,000)   (2,187,000)
Tax benefit of employee stock
  options..........................          --        --       650,000             --             --            --       650,000
Other comprehensive income:
    Unrealized loss on marketable
      securities (including tax
      benefit of $158,000).........          --        --            --       (227,000)            --            --      (227,000)
    Translation adjustment
      (including tax benefit of
      $1,099,000)..................          --        --            --     (1,582,000)            --            --    (1,582,000)
                                                                                                                      -----------
        Total other comprehensive
          income...................          --        --            --             --             --            --    (1,809,000)
Net income.........................          --        --            --             --     11,332,000            --    11,332,000
                                                                                                                      -----------
Comprehensive income...............          --        --            --             --             --            --     9,523,000
                                     ----------   -------   -----------    -----------    -----------   -----------   -----------
Balance, December 31, 1997.........  11,726,754    12,000    30,629,000     (1,906,000)    59,811,000    (2,187,000)   86,359,000
Exercise of common stock options...     221,393        --     1,900,000             --             --            --     1,900,000
Purchase and retirement of common
  stock............................     (41,250)       --      (661,000)            --             --            --      (661,000)
Retirement of common stock.........    (133,302)       --    (2,187,000)            --             --     2,187,000            --
Tax benefit of employee stock
  options..........................          --        --       654,000             --             --            --       654,000
Other comprehensive income:
    Unrealized loss on marketable
      securities (including tax
      benefit of $42,000)..........          --        --            --        (56,000)            --            --       (56,000)
    Translation adjustment
      (including tax expense of
      $1,143,000)..................          --        --            --      1,515,000             --            --     1,515,000
                                                                                                                      -----------
        Total other comprehensive
          income...................          --        --            --             --             --            --     1,459,000
Net income.........................          --        --            --             --      2,490,000            --     2,490,000
                                                                                                                      -----------
Comprehensive income...............          --        --            --             --             --            --     3,949,000
                                     ----------   -------   -----------    -----------    -----------   -----------   -----------
Balance, December 31, 1998.........  11,773,595   $12,000   $30,335,000    $  (447,000)   $62,301,000   $        --   $92,201,000
                                     ==========   =======   ===========    ===========    ===========   ===========   ===========

                            See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,

                                                                  1998            1997           1996
                                                              ------------    ------------    -----------
Cash flows from operating activities:
  Net income................................................  $  2,490,000    $ 11,332,000    $10,517,000
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Amortization..........................................     4,368,000       2,850,000      2,821,000
      Depreciation..........................................     3,637,000       2,120,000      1,453,000
      Change in deferred income taxes.......................     2,444,000      (3,097,000)      (666,000)
      Allowance for doubtful accounts.......................      (217,000)        182,000         33,000
      Loss from retirement of property, plant, and
         equipment..........................................        49,000          32,000         87,000
      Write-off of long-term investment.....................     1,320,000         158,000        203,000
      Asset impairment charge...............................     3,942,000          45,000        524,000
      Write-off of capitalized and developed software.......     1,211,000         242,000        273,000
      Minority interest in subsidiary's earnings............    (1,653,000)       (448,000)            --
      Write-off of acquired research and development........     1,500,000              --             --
      Provision for loss on contract........................            --         400,000             --
      Changes in operating assets and liabilities:
         Accounts receivable................................    (4,661,000)     (1,587,000)    (1,539,000)
         Inventories........................................    (1,159,000)     (2,811,000)    (4,273,000)
         Unbilled costs and fees............................      (958,000)        467,000      1,713,000
         Prepaid expenses and other current assets..........       478,000        (282,000)       157,000
         Accounts payable...................................       517,000         348,000        281,000
         Accrued liabilities................................     1,713,000       4,053,000      1,341,000
         Billings in excess of costs and fees...............       (67,000)       (227,000)       312,000
         Income taxes.......................................    (2,685,000)       (829,000)      (975,000)
                                                              ------------    ------------    -----------
Net cash provided by operating activities...................    12,269,000      12,948,000     12,262,000
Cash flows from investing activities:
  Purchase of marketable securities.........................    (5,770,000)    (11,995,000)    (8,960,000)
  Sale of marketable securities.............................     6,116,000      16,364,000      9,424,000
  Purchases of property, plant, and equipment...............    (5,029,000)     (6,749,000)    (2,719,000)
  Net cash paid related to acquisition of Wyatt River
    Software................................................    (8,027,000)             --
  Other non-current assets..................................    (1,660,000)     (1,130,000)    (3,703,000)
  Investment by new partners in majority owned
    subsidiaries............................................     1,047,000              --             --
  Capitalized software development costs....................    (1,241,000)     (1,493,000)      (348,000)
  Purchase of new product line..............................            --      (7,000,000)            --
  Acquired cash from QM Technologies........................            --         556,000             --
                                                              ------------    ------------    -----------
         Net cash used in investing activities..............   (14,564,000)    (11,447,000)    (6,306,000)
Cash flows from financing activities:
  Exercise of common stock options..........................     1,900,000       2,064,000      1,184,000
  Payment of long-term debt.................................      (139,000)       (279,000)      (303,000)
  Purchase of treasury stock................................      (661,000)     (2,187,000)            --
  Purchase and retirement of common stock...................            --      (2,767,000)      (706,000)
                                                              ------------    ------------    -----------
         Net cash provided by (used in) financing
           activities.......................................     1,100,000      (3,169,000)       175,000
Effect of exchange rate changes on cash.....................     1,539,000        (511,000)       274,000
                                                              ------------    ------------    -----------
Net (decrease) increase in cash and cash equivalents........       344,000      (2,179,000)     6,405,000
Cash and cash equivalents at beginning of period............    29,556,000      31,735,000     25,330,000
                                                              ------------    ------------    -----------
Cash and cash equivalents at end of period..................  $ 29,900,000    $ 29,556,000    $31,735,000
                                                              ============    ============    ===========
Supplemental disclosure of cash flow information:
  Income taxes paid.........................................  $  6,871,000    $  9,827,000    $ 8,105,000
  Interest paid.............................................       159,000         259,000        247,000

                            See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

     Rainbow Technologies, Inc. (the Company) develops, manufactures, programs and markets products which prevent the unauthorized use of intellectual property, including software programs; develops and manufactures information security products for satellite communications; and develops and manufactures internet security products to provide privacy and security for network communications. The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform with the 1998 presentation. Share amounts for all years presented have been adjusted to reflect the impact of a 3-for-2 stock split effective July 1, 1998.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates. Significant estimates made in preparing these financial statements include the allowance for doubtful accounts, the reserve for inventory obsolescence, accrued warranty costs, the allowance for deferred tax assets, total estimated contract costs associated with billed and unbilled contract revenues, and future operating cash flows used in the long-lived assets impairment analysis of Quantum Manufacturing Technologies, Inc. (QMT), one of the Company's subsidiaries.

CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES

     All investment securities are considered to be available-for-sale and are carried at fair value. Management determines classification at the time of purchase and re-evaluates its appropriateness at each balance sheet date. The Company's marketable securities consist of tax-exempt and other debt instruments that bear interest at variable rates. As of December 31, 1998 gross unrealized losses were $226,000 while gross unrealized losses were $128,000 as of December 31, 1997. There were no material realized gains or losses recognized for the years ended December 31, 1998, 1997 and 1996. The cost of securities sold is based on the specific identification method. The Company's portfolio of marketable debt securities at December 31, 1998 matures as follows: 87% in 1999, 0% in 2000 - 2004, and 13% thereafter.

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

     At December 31, 1998 and 1997, the Company had capitalized computer software costs of $2,026,000 and $1,844,000, respectively. Amortization of computer software development costs for the years ended

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1998

December 31, 1998, 1997 and 1996 amounted to $233,000, $173,000 and $44,000, respectively. During 1998, 1997 and 1996, the Company wrote-off $784,000, $242,000 and $273,000 respectively, of previously capitalized computer software development costs which were determined to be obsolete.

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

PROPERTY, PLANT AND EQUIPMENT

     Additions to property, plant, equipment and leasehold improvements are recorded at cost and depreciated on the straight-line method over their estimated useful lives as follows:

Buildings.............................................       31 years
Furniture.............................................   5 to 7 years
Equipment.............................................   3 to 7 years
Leasehold improvements................................  Term of lease

INTANGIBLE ASSETS

     Intangible assets consisting of goodwill, product licenses and patents are amortized using the straight-line method over seven to ten years. Goodwill represents the excess of purchase price over the estimated fair value of assets acquired.

LONG-LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121), the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

REVENUE RECOGNITION

  Software Protection Products and Internet Security Products

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

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1998

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

  Ion Beam Surface Treatment

     The Company recognizes revenues from ion beam surface treatments at the time services are provided.

WARRANTY

     The Company generally warrants its products for one year. An estimate of the amount required to cover warranty expense on products sold is charged against income at the time of sale.

ADVERTISING

     The Company expenses the costs of advertising as incurred. Advertising expense was $2,857,000, $2,601,000 and $2,221,000 for 1998, 1997, and 1996,
respectively.

RESEARCH AND DEVELOPMENT

     Expenditures for research and development are expensed as incurred.

INCOME TAXES

     Deferred taxes are provided for items recognized in different periods for financial and tax reporting purposes in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting For Income Taxes."

FOREIGN CURRENCY

     Balance sheet accounts denominated in foreign currency are translated at exchange rates as of the date of the balance sheet and income statement accounts are translated at average exchange rates for the period. Translation gains and losses are accumulated as a separate component of Accumulated Other Comprehensive Income within Shareholders' Equity. The Company has adopted local currencies as the functional currencies for its subsidiaries because their principal economic activities are most closely tied to the respective local currencies.

     The Company may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. It does not engage in currency speculation. Foreign currency transaction gains and losses are included in current earnings. There were no foreign exchange contracts at December 31, 1998 or 1997.

STOCK OPTION PLANS

     The Company applies the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS No. 123) and accordingly, is accounting for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. Under APB 25, because the exercise price of the

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1998

Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the assumed conversion of all dilutive securities.

CONCENTRATIONS OF BUSINESS AND CREDIT RISK

     Financial instruments which potentially subject the Company to credit risk consist principally of trade receivables and interest bearing investments. The Company performs on-going credit evaluations of its customers and generally does not require collateral. The Company maintains adequate reserves for potential losses and such losses, which have historically been minimal, have been included in management's estimates. The Company places substantially all of its interest bearing investments with major financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.

     The Company sells the majority of its Software Protection Products to software developers and wholesale distributors throughout North America, Europe and Asia Pacific. The majority of the Company's Information Security Products are sold to the U.S. Government (Note 3). The U.S. Government accounted for over 67%, 52%, and 65% of contract revenues in 1998, 1997, and 1996, respectively. In addition, approximately 67% and 99% of contract accounts receivable and 73% and 86% of unbilled costs and fees at December 31, 1998 and 1997, respectively, were related to the U.S. Government.

COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of FAS 130 had no impact on the Company's net income or shareholders' equity. FAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. All periods presented have been reclassified to conform to the requirements of FAS 130.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Accounting Standards Executive Committee (AcSEC) issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", during 1998. The objective of the SOP is to provide guidance that specifically addresses the accounting for the costs related to developing, obtaining, modifying and/or implementing internal use software. The SOP requires that companies capitalize qualifying costs incurred during the application development stage. Additionally, the SOP requires companies to evaluate capitalized software costs for impairment in accordance with FAS121.

     SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998 and should be applied prospectively to all costs incurred in connection with internal use software development projects in those fiscal years, including costs incurred subsequent to adopting the SOP on projects that commenced in earlier years. SOP 98-1 does not require any new disclosures, however, information related to internal use software may be required by other accounting literature. The Company will adopt SOP 98-1 in fiscal 1999 and does not believe that adoption will have a material impact to its financial statements.

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1998

 2. ACQUISITIONS

     On February 26, 1998, the Company completed the acquisition of Wyatt River Software, Inc. (Wyatt). Wyatt develops, manufactures, and markets network license management software. The total transaction value was $9 million, including $3.9 million paid in cash to Wyatt stockholders and $5.1 million in assumed liabilities. The Company may be required to pay Wyatt shareholders an additional sum of up to $2 million based upon sales of the Wyatt technology through June 30, 1999. This acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated based upon estimated fair values at the date of acquisition. Approximately $1.5 million of the purchase price was written off as in-process research and development at the acquisition date, approximately $2.7 million was allocated to developed software, and the remaining $4.8 million was allocated to goodwill and other intangibles. The goodwill and other intangibles are being amortized on a straight-line basis over five years. At December 31, 1998 the Company wrote-off developed software related to the Wyatt acquisition which had a net book value of $427,000. This amount has been included in research and development expense for the year ended December 31, 1998.

     On March 6, 1998, the Company entered into an agreement to purchase certain assets from Elan Computer Group, Inc. (Elan) for $800,000. The assets included Elan's license manager software technology, which the Company had previously licensed from Elan, and Elan's end-user maintenance and support relationships. In connection with the transaction, the Company entered into a Litigation Cooperation Agreement with Elan in connection with a patent infringement lawsuit entitled Globetrotter Software, Inc. vs. Elan Computer Group, Inc. No. 97-4176CW which is currently pending in the United States District court for the Northern District of California. The action claims that the Elan technology infringes upon patents owned by Globetrotter. The lawsuit is deemed to include any and all claims made now or in the future by Globetrotter Software, Inc. The Company does not expect that this matter will have a material adverse effect on its financial position or results of operations. Prior to the asset purchase agreement with Elan, the Company had an investment in Elan of $1.3 million. The Company owned less than 20% of Elan's stock and accounted for the investment under the cost method. During the first quarter of 1998 the Company wrote-off its investment in Elan, as it was determined that the Company's original investment was fully impaired. The write-off is included in other income (expense), net in the income statement for the year ended December 31, 1998.

     In October 1997, the Company acquired certain assets from AlliedSignal, Inc. for approximately $7 million in cash comprising AlliedSignal's "KIV-7" information security product line. The Company is the sole supplier of KIV-7 to various agencies of the U.S. Government. Simultaneous with the closing of the asset purchase transaction, the Company entered into a manufacturing and development agreement with AlliedSignal whereby Allied-Signal will continue to manufacture current KIV-7 products for the Company, and will complete the development of an enhanced version of the KIV-7 product. In September 1998, Raytheon Systems Company acquired the division of Allied-Signal which manufactured the KIV-7 product. As a result, Raytheon has assumed the obligations to manufacture the KIV-7 product and to complete the enhanced version of the product.

     In May 1997, the Company completed its obligations pursuant to a Stock Purchase Agreement entered into in March 1996 which resulted in the Company investing approximately $6 million in QMT. As of December 31, 1998, the Company owns a majority interest in QMT and accordingly recognizes a minority interest share in its losses. QMT, located in Albuquerque, New Mexico, owns an exclusive worldwide license from Sandia National Laboratories for the commercial use and exploitation of a patented pulsed power ion beam materials treatment technology known as "IBEST". In the fourth quarter of 1998, the Company determined that the aggregate estimated future undiscounted operating cash flows of QMT, one of its subsidiaries, were less than the carrying amount of long-lived assets related to QMT. Based on its evaluation,

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1998

the Company determined the assets with a carrying value of $6.1 million were impaired and wrote them down by $3,942,000 to the estimated fair value. Fair value was based on estimated discounted future operating cash flows of QMT. The FAS 121 charge had no impact on the Company's 1998 cash flows or its ability to generate cash flows in the future. As a result of the FAS 121 charges, depreciation and amortization expense related to those assets will decrease in future periods.

     The results of the acquired operations are included in the consolidated statements of income from the respective dates of acquisition. Pro forma income statement information for 1998 and 1997 related to the above acquisitions has not been presented because the respective acquisitions are not significant enough to require such presentation.

     On October 4, 1996, the Company acquired Software Security, Inc. (SSI) in a merger transaction resulting in SSI becoming a wholly-owned subsidiary of Rainbow. SSI, which was headquartered in Stamford, Connecticut, designs, develops and manufactures software security products to prevent the unauthorized use of intellectual property. These products are sold in the U.S. and Europe. Shareholders of SSI received 0.525 shares of Company common stock for each share of issued and outstanding SSI common stock. Accordingly, the Company issued 504,767 shares of its common stock to SSI shareholders in exchange for all outstanding SSI shares. In addition, 6,549 shares of Rainbow common stock were reserved for issuance upon the exercise of assumed SSI options. The merger was accounted for as a pooling-of-interests. Expenses associated with the merger of approximately $191,000 were included in the consolidated results of operations for the year ended December 31, 1996. There were no significant intercompany transactions between Rainbow and SSI during any period presented.

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

     The Company has unbilled costs and fees of $2,740,000 and $1,782,000 at December 31, 1998 and 1997, respectively. Based on the Company's experience with similar contracts in recent years, the unbilled costs and fees at December 31, 1998 are expected to be collected within one year.

 4. INVENTORIES

     Inventories consist of the following at December 31:

                                                                 1998           1997
                                                              -----------    ----------
Inventoried costs relating to long-term contracts, net of
  amounts attributed to revenues recognized to date.........  $ 5,237,000    $4,491,000
Finished goods..............................................    4,426,000     4,257,000
Raw materials...............................................      917,000       271,000
Work in process.............................................      311,000       761,000
                                                              -----------    ----------
                                                              $10,891,000    $9,780,000
                                                              ===========    ==========

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1998

     General and administrative expenses in inventory at December 31, 1998 and 1997 were $434,000 and $51,000, respectively.

 5. LONG-TERM DEBT

     Long-term debt consists of a note payable to a bank with principal and interest at 11.9%, payable quarterly in French Francs. The note matures in January 2005 and is secured by a building with a net book value of $5,709,000 at December 31, 1998.

     Annual principal payments are as follows:

1999.....................................................  $  278,000
2000.....................................................     278,000
2001.....................................................     278,000
2002.....................................................     278,000
2003.....................................................     278,000
Thereafter...............................................     346,000
                                                           ----------
                                                           $1,736,000
                                                           ==========

 6. REORGANIZATION COSTS

     Included in selling, general and administrative expenses for the year ended December 31, 1998 are $972,000 in subsidiary reorganization costs primarily related to the Company's efforts to lower its future effective tax rate.

 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The carrying values and estimated fair values of the Company's financial instruments are as follows for the years ended December 31:

                                           1998                      1997
                                  -----------------------   -----------------------
                                   CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                    VALUE      FAIR VALUE     VALUE      FAIR VALUE
                                  ----------   ----------   ----------   ----------
Marketable securities...........  $6,495,000   $6,495,000   $6,841,000   $6,841,000
Long-term debt..................   1,736,000    2,052,000    1,875,000    2,125,000

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1998

 8. COMMITMENTS AND CONTINGENCIES

     The Company has purchase commitments with various vendors for approximately $6,865,000 as of December 31, 1998. These purchase commitments are payable in less than a year.

     Annual obligations under non-cancelable operating leases are as follows:

1999.....................................................  $1,431,000
2000.....................................................   1,235,000
2001.....................................................     847,000
2002.....................................................     148,000
2003.....................................................      77,000
2004.....................................................      77,000
                                                           ----------
                                                           $3,815,000
                                                           ==========

     Rent expense charged to operations for the years ended December 31, 1998, 1997 and 1996 was $1,628,000, 1,663,000, and 1,410,000, respectively.

 9. STOCK OPTION PLANS

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

     On April 12, 1990, the Board of Directors of the Company terminated the 1987 plans and approved the Company's 1990 Stock Option Plan under which non-statutory or incentive stock options may be granted to key employees and individuals who provide services to the Company. Up to an aggregate of 450,000 shares of the Company's common stock were originally authorized for issuance. Options become exercisable and expire at the discretion of the Board of Directors, although the plan specifies that no options shall be exercisable prior to 12 months from the date of grant and all options expire ten years from the date of grant. In June 1993, the shareholders approved an amendment to the Company's Restated 1990 Stock Option Plan authorizing the issuance of an additional 450,000 shares of common stock. In May 1995 an additional increase of 750,000 was approved and in June 1997 an additional increase of 750,000 was approved. As of December 31, 1998 the total number of shares available for grant under the existing stock option plans was 37,000.

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1998

     The following is a summary of changes in options outstanding pursuant to the plans for the years ended December 31:

                                           1998                    1997                    1996
                                   ---------------------   ---------------------   ---------------------
                                                WEIGHTED                WEIGHTED                WEIGHTED
                                                AVERAGE                 AVERAGE                 AVERAGE
                                                EXERCISE                EXERCISE                EXERCISE
                                    OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                                   ----------   --------   ----------   --------   ----------   --------
Outstanding -- beginning of
  year...........................   2,409,674    $10.35     2,012,583    $ 9.54     1,929,051    $ 8.53
Granted..........................     727,650     12.44       886,800     11.30       512,819     10.55
Exercised........................    (221,393)     8.58      (302,396)     6.84      (361,816)     3.83
Cancelled........................    (136,062)    11.40      (187,313)    11.79       (67,471)    10.76
                                   ----------    ------    ----------    ------    ----------    ------
Outstanding -- end of year.......   2,779,869    $10.98     2,409,674    $10.35     2,012,583    $ 9.54
Exercisable at end of year.......   1,428,130    $10.18     1,069,083    $ 9.61       895,916    $ 8.65
Weighted-average fair value of
  options granted during the
  year...........................  $     4.85              $     4.37              $     4.12

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                   OUTSTANDING
                   --------------------------------------------
                                   WEIGHTED                                 EXERCISABLE
                                    AVERAGE                        -----------------------------
                                   REMAINING        WEIGHTED                         WEIGHTED
   RANGE OF          NUMBER       CONTRACTUAL       AVERAGE          NUMBER          AVERAGE
EXERCISE PRICES    OUTSTANDING       LIFE        EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------    -----------    -----------    --------------    -----------    --------------
      $ 3.59 to
   4.40........        32,560         2.1            $4.28            32,560          $ 4.28
        5.82 to
   8.00........       427,626         5.5             7.61           427,030            7.62
        9.00 to
  12.50........     2,043,258         7.9            11.28           960,203           11.47
       14.33 to
  15.92........       276,425         9.4            14.77             8,337           15.75

     The weighted average remaining contractual life of stock options outstanding at December 31, 1998 and 1997 was 7.6 years and 8.0 years, respectively.

     Pro forma information regarding net income and earnings per share is required by FAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996: risk free interest rate of 4.8% for 1998, 5.7% for 1997 and 6.3% for 1996; dividend yield of 0% for 1998, 1997 and 1996;
volatility factor of the expected market price of the Company's common stock of
0.42 for 1998, 0.39 for 1997 and 0.38 for 1996; and a weighted-average life of the option of 4.0 years for 1998, 1997 and 1996.

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

                               DECEMBER 31, 1998

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                               1998         1997          1996
                                            ----------   -----------   ----------
Pro forma net income......................  $1,305,000   $10,120,000   $9,840,000
Pro forma earnings per share:
  Basic...................................  $      .11   $       .87   $      .85
  Diluted.................................         .11           .85          .83

     The results above are not likely to be representative of the effects of applying SFAS 123 on reported net income or loss for future years as these amounts reflect the expense for only one to three years vesting.

10. SHAREHOLDER'S RIGHTS PLAN

     In July 1997, the Board of Directors of the Company adopted a Shareholder's Rights Plan. In so doing, the Board of Directors declared a dividend of one right (a "Right") for each outstanding share of the Company's Common Stock, as of August 5, 1997 and subsequently with respect to each subsequent issuance of a share of Common Stock. Following a "Distribution Date," each holder of a Right is entitled to purchase, at a stated purchase price, shares of the Company's Common Stock or other property having a value equal to two times the purchase price. A Distribution Date will occur on the earlier of (i) the tenth day after a public announcement that a person other than the Company or its affiliates has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding Common Stock (such person thereby becoming an "Acquiring Person"), or (ii) the tenth business day after the date of the commencement of, or first public announcement of the intent of any person to commence, a tender or exchange offer the consummation of which would result in such person becoming an Acquiring Person. Following a Distribution Date, the Rights of an Acquiring Person are null and void and not exercisable. Outstanding Rights are redeemable by the Board of Directors at any time prior to a Distribution Date at a redemption price of $0.01 per Right. The Rights will expire at the close of business on August 5, 2002, unless earlier exercised by the holder or redeemed by the Company.

11. INCOME TAXES

     The provision for income taxes consists of the following for the years ended December 31:

                                                       1998         1997          1996
                                                    ----------   -----------   ----------
Current:
  Federal.........................................  $2,096,000   $ 7,447,000   $4,775,000
  State...........................................     562,000     1,362,000    1,387,000
  Foreign.........................................   1,330,000     2,158,000    1,923,000
                                                    ----------   -----------   ----------
                                                     3,988,000    10,967,000    8,085,000
Deferred:
  Federal.........................................   2,311,000    (2,605,000)    (567,000)
  State...........................................     266,000      (254,000)     (96,000)
  Foreign.........................................    (133,000)     (238,000)      (3,000)
                                                    ----------   -----------   ----------
                                                     2,444,000    (3,097,000)    (666,000)
                                                    ----------   -----------   ----------
                                                    $6,432,000   $ 7,870,000   $7,419,000
                                                    ==========   ===========   ==========

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1998

     A reconciliation of the statutory federal income tax provision to the actual provision follows for the years ended December 31:

                                                        1998         1997         1996
                                                     ----------   ----------   ----------
Statutory federal income tax expense...............  $3,122,000   $6,721,000   $6,278,000
Non-deductible amortization of goodwill............     969,000      627,000      624,000
Non-deductible subsidiary loss.....................     601,000           --           --
State taxes, net of federal benefit................     518,000      720,000      839,000
In-process research and development write-off......     525,000           --           --
Write-off long-term investment.....................     455,000           --           --
Effect of foreign operations, net..................     (54,000)     (19,000)    (242,000)
Non-deductible merger related costs................          --      (57,000)     116,000
Research and experimentation credit................          --     (119,000)          --
Municipal interest.................................          --     (209,000)    (223,000)
Other..............................................     296,000      206,000       27,000
                                                     ----------   ----------   ----------
                                                     $6,432,000   $7,870,000   $7,419,000
                                                     ==========   ==========   ==========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company's deferred tax assets and liabilities are as follows for the years ended December 31:

                                                                 1998          1997
                                                              -----------   -----------
Deferred tax assets:
  Accruals and reserves not currently tax deductible........  $ 1,472,000   $ 2,005,000
  Contract revenue recognized for tax reporting purposes....    1,439,000     1,563,000
  Foreign tax loss carryforwards............................      527,000       586,000
  State taxes not currently deductible......................      456,000       586,000
  Cumulative translation adjustment.........................           --       383,000
                                                              -----------   -----------
     Total deferred tax assets..............................    3,894,000     5,123,000
  Valuation allowance for deferred tax assets...............     (527,000)     (586,000)
                                                              -----------   -----------
                                                                3,367,000     4,537,000
Deferred tax liabilities:
  Tax depreciation..........................................   (1,661,000)   (1,395,000)
  Amortization of intangibles...............................     (423,000)           --
  Cumulative translation adjustment.........................     (367,000)           --
  Book/tax basis difference in Wyatt River assets...........     (296,000)           --
  Accruals without tax effect...............................     (188,000)     (266,000)
                                                              -----------   -----------
     Total deferred tax liabilities.........................   (2,935,000)   (1,661,000)
                                                              -----------   -----------
Net deferred tax assets.....................................  $   432,000   $ 2,876,000
                                                              ===========   ===========

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1998

     United States and foreign earnings before income taxes are as follows for the years ended December 31:

                                                    1998         1997          1996
                                                 ----------   -----------   -----------
United States..................................  $5,348,000   $15,400,000   $14,281,000
Foreign........................................   3,574,000     3,802,000     3,655,000
                                                 ----------   -----------   -----------
                                                 $8,922,000   $19,202,000   $17,936,000
                                                 ==========   ===========   ===========

     The Company realized tax benefits of $654,000, $650,000, and $383,000 in 1998, 1997 and 1996, respectively, from the exercise of non-qualified stock options and disqualifying disposition of incentive stock options. The deferred tax assets and liabilities are included in prepaid expenses and other current assets and other liabilities in the accompanying balance sheets.

12. BENEFIT PLANS

     At December 31, 1998, the Company sponsored two tax deferred defined contribution plans for all eligible US employees. Under both plans, the employer matches certain employee contributions. During the years ended December 31, 1998, 1997 and 1996, Company contributions under both Plans totaled approximately $476,000, $368,000, and $307,000, respectively.

13. RELATED PARTY TRANSACTIONS

     During the years ended December 31, 1998, 1997 and 1996, the Company made purchases of services from companies controlled by directors of the Company totaling $39,000, $273,000, and $152,000, respectively.

14. INDUSTRY SEGMENTS

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect results of operations or financial position, but did affect the disclosure of segment information.

     The Company operates in three industry segments. The first segment is the development and sale of devices which protect data and software from unauthorized use (Software Protection Products segment). The second segment is the development and sale of information security products to provide privacy and security for voice communication and data transmission (Information Security Products segment). The third segment is the development and sale of services which accelerate performance of security servers and virtual private networks and services which provide access control to computer networks, Internet Web sites and virtual private networks. Summaries of the Company's operations by industry and geographic area are as follows:

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1998

     A summary of the Company's operations by industry segment follows:

                                                 FOR THE YEAR ENDED DECEMBER 31, 1998
                                 ---------------------------------------------------------------------
                                  SOFTWARE     INFORMATION    INTERNET
                                 PROTECTION     SECURITY      SECURITY     OTHER/ELIMIN   CONSOLIDATED
                                 -----------   -----------   -----------   ------------   ------------
Revenues:
  External customers...........  $57,238,000   $50,236,000   $ 1,690,000   $    68,000    $109,232,000
  Intersegment.................           --     1,224,000        11,000    (1,235,000)             --
Operating income (loss)........    3,098,000     9,862,000    (3,824,000)   (1,616,000)      7,520,000
Identifiable assets............   86,860,000    31,104,000       634,000    (8,845,000)    109,753,000
Interest expense...............      220,000            --            --            --         220,000
Interest income................    1,111,000       264,000            --            --       1,375,000
Income tax expense.............    3,974,000     3,949,000    (1,491,000)           --       6,432,000
Capital expenditures...........    1,705,000     1,014,000       973,000     1,337,000       5,029,000
Significant non-cash items:
  Changes in deferred taxes....    2,068,000       376,000            --            --       2,444,000
  Depreciation and
     amortization..............    4,911,000     1,346,000       212,000     1,536,000       8,005,000
  Asset impairment charge......           --            --            --     3,942,000       3,942,000
  Write-off in-process research
     and development...........    1,500,000            --            --            --       1,500,000

                                                 FOR THE YEAR ENDED DECEMBER 31, 1997
                                 ---------------------------------------------------------------------
                                  SOFTWARE     INFORMATION    INTERNET
                                 PROTECTION     SECURITY      SECURITY     OTHER/ELIMIN   CONSOLIDATED
                                 -----------   -----------   -----------   ------------   ------------
Revenues:
  External customers...........  $60,125,000   $33,894,000   $   222,000   $   483,000    $ 94,724,000
  Intersegment.................           --     1,789,000            --    (1,789,000)             --
Operating income (loss)........   15,392,000     6,192,000    (2,906,000)   (1,145,000)     17,533,000
Identifiable assets............   84,134,000    27,847,000       633,000    (9,563,000)    103,051,000
Interest expense...............      255,000            --            --            --         255,000
Interest income................    1,430,000       144,000            --        31,000       1,605,000
Income tax expense.............    6,478,000     2,554,000    (1,162,000)           --       7,870,000
Capital expenditures...........    1,094,000     1,431,000       408,000     3,816,000       6,749,000
Significant non-cash items:
  Changes in deferred taxes....    1,042,000     2,055,000            --            --       3,097,000
  Depreciation and
     amortization..............    3,840,000       614,000       193,000       323,000       4,970,000

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1998

                                                   FOR THE YEAR ENDED DECEMBER 31, 1996
                                    -------------------------------------------------------------------
                                     SOFTWARE     INFORMATION   INTERNET
                                    PROTECTION     SECURITY     SECURITY    OTHER/ELIMIN   CONSOLIDATED
                                    -----------   -----------   ---------   ------------   ------------
Revenues:
  External customers..............  $57,409,000   $24,270,000   $  31,000    $      --     $81,710,000
  Intersegment....................           --       229,000          --     (229,000)             --
Operating income (loss)...........   14,460,000     3,529,000    (724,000)          --      17,265,000
Identifiable assets...............   78,433,000    15,052,000     129,000     (250,000)     93,364,000
Interest expense..................      323,000         2,000          --           --         325,000
Interest income...................    1,417,000       103,000          --           --       1,520,000
Income tax expense................    5,945,000     1,764,000    (290,000)          --       7,419,000
Capital expenditures..............    1,254,000     1,421,000      44,000           --       2,719,000
Significant non-cash items:
  Changes in deferred taxes.......      787,000      (121,000)         --           --         666,000
  Depreciation and amortization...    4,054,000       219,000       1,000           --       4,274,000

     A summary of the Company's operations by geographic area follows:

                                                 FOR THE YEAR ENDED DECEMBER 31, 1998
                               -------------------------------------------------------------------------
                               UNITED STATES     EUROPE      UNITED KINGDOM   ELIMINATION   CONSOLIDATED
                               -------------   -----------   --------------   -----------   ------------
Sales to unaffiliated
  customers..................   $87,649,000    $16,532,000     $5,051,000     $        --   $109,232,000
Transfers between geographic
  areas......................     3,160,000      4,782,000      1,358,000      (9,300,000)            --
                                -----------    -----------     ----------     -----------   ------------
     Revenues................   $90,809,000    $21,314,000     $6,409,000     $(9,300,000)  $109,232,000
                                ===========    ===========     ==========     ===========   ============
Operating income.............   $ 4,162,000    $ 2,088,000     $1,070,000     $   200,000   $  7,520,000
Identifiable assets..........    78,240,000     26,689,000      4,994,000        (170,000)   109,753,000

                                                   FOR THE YEAR ENDED DECEMBER 31, 1997
                                 ------------------------------------------------------------------------
                                 UNITED STATES     EUROPE     UNITED KINGDOM   ELIMINATION   CONSOLIDATED
                                 -------------   ----------   --------------   -----------   ------------
Sales to unaffiliated
  customers....................   $74,972,000    $8,420,000    $11,332,000     $        --   $94,724,000
Transfers between geographic
  areas........................     4,226,000       927,000      1,692,000      (6,845,000)           --
                                  -----------    ----------    -----------     -----------   -----------
     Revenues..................   $79,198,000    $9,347,000    $13,024,000     $(6,845,000)  $94,724,000
                                  ===========    ==========    ===========     ===========   ===========
Operating income...............   $13,163,000    $ (530,000)   $ 4,940,000     $   (40,000)  $17,533,000
Identifiable assets............    77,508,000    19,552,000      6,361,000        (370,000)  103,051,000

                                                  FOR THE YEAR ENDED DECEMBER 31, 1996
                                -------------------------------------------------------------------------
                                UNITED STATES     EUROPE      UNITED KINGDOM   ELIMINATION   CONSOLIDATED
                                -------------   -----------   --------------   -----------   ------------
Sales to unaffiliated
  customers...................   $61,976,000    $ 9,569,000    $10,165,000     $        --   $81,710,000
Transfers between geographic
  areas.......................     1,042,000      1,222,000      1,938,000      (4,202,000)           --
                                 -----------    -----------    -----------     -----------   -----------
     Revenues.................   $63,018,000    $10,791,000    $12,103,000     $(4,202,000)  $81,710,000
                                 ===========    ===========    ===========     ===========   ===========
Operating income..............   $13,664,000    $   405,000    $ 3,414,000     $  (218,000)  $17,265,000
Identifiable assets...........    61,280,000     26,087,000      6,327,000        (330,000)   93,364,000

     Geographic information for Europe encompasses the Company's operations in France, Germany, Russia, Australia and the Netherlands. In determining operating income for each geographic area, sales and purchases between geographic areas have been accounted for on the basis of internal transfer prices set by the Company. Identifiable assets are those tangible and intangible assets used in operations in each geographic area.

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1998

16. SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

                                               MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                                1998(1)        1998           1998          1998(2)
                                              -----------   -----------   -------------   ------------
REVENUES:
  Software Protection.......................  $14,171,000   $14,450,000    $14,250,000    $14,367,000
  Information Security......................   10,801,000    12,211,000     12,297,000     14,927,000
  Internet Security.........................       48,000        91,000        201,000      1,350,000
  Ion Beam Surface Treatment................       10,000         8,000          9,000         41,000
                                              -----------   -----------    -----------    -----------
          Total revenues....................  $25,030,000   $26,760,000    $26,757,000    $30,685,000
                                              ===========   ===========    ===========    ===========
COST OF REVENUES:
  Software Protection.......................  $ 3,555,000   $ 3,859,000    $ 4,364,000    $ 4,969,000
  Information Security......................    8,573,000     9,235,000      9,513,000     12,039,000
  Internet Security.........................       32,000       179,000        107,000        463,000
  Ion Beam Surface Treatment................       20,000            --          1,000          9,000
                                              -----------   -----------    -----------    -----------
          Total cost of revenues............  $12,180,000   $13,273,000    $13,985,000    $17,480,000
                                              ===========   ===========    ===========    ===========
Operating income (loss).....................  $ 2,103,000   $ 4,394,000    $ 3,804,000    $(2,781,000)
Net income (loss)...........................     (619,000)    2,869,000      2,601,000     (2,361,000)
Net income (loss) per share:
  Basic.....................................  $      (.05)  $       .25    $       .22    $      (.20)
  Diluted...................................         (.05)          .23            .21           (.20)

---------------
(1) The results of operations for the quarter ended March 31, 1998 reflects a $1.5 million write-off of acquired in-process research and development and a $1.3 million write-off of a fully impaired investment.

(2) The results of operations for the quarter ended December 31, 1998 reflects an asset impairment charge of $3.9 million

     The Company has restated its Form 10-Q's for the three month periods ended March 31, June 30, and September 31, 1998. The above quarterly financial data is derived from the restated Form 10-Q's, as applicable. In September 1998, the Securities and Exchange Commission issued a letter to the American Institute of Certified Public Accountants wherein a new suggested valuation method for in-process research and development determination was provided. The new valuation method was to be retroactively applied to all acquisitions in 1998. Accordingly, during the fourth quarter of 1998 the Company performed a new valuation analysis related to the acquisition of Wyatt in February 1998 (see note 2 to the Notes to Consolidated

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1998

Financial Statements), which resulted in the Company adjusting the write-off taken in the first quarter of 1998 related to in-process research and development acquired in the Wyatt acquisition.

                                               MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                                 1997          1997           1997            1997
                                              -----------   -----------   -------------   ------------
REVENUES:
  Software Protection.......................  $13,973,000   $15,974,000    $14,741,000    $15,437,000
  Information Security......................    6,810,000     6,783,000      7,297,000     13,004,000
  Internet Security.........................           --        76,000         17,000        129,000
  Ion Beam Surface Treatment................           --        11,000        201,000        271,000
                                              -----------   -----------    -----------    -----------
          Total revenues....................  $20,783,000   $22,844,000    $22,256,000    $28,841,000
                                              ===========   ===========    ===========    ===========
COST OF REVENUES:
  Software Protection.......................  $ 4,181,000   $ 4,594,000    $ 4,128,000    $ 4,582,000
  Information Security......................    5,725,000     5,219,000      5,901,000     10,382,000
  Internet Security.........................      (14,000)       24,000         74,000         25,000
  Ion Beam Surface Treatment................           --       417,000          2,000             --
                                              -----------   -----------    -----------    -----------
          Total cost of revenues............  $ 9,892,000   $10,254,000    $10,105,000    $14,989,000
                                              ===========   ===========    ===========    ===========
Operating income............................  $ 3,833,000   $ 4,098,000    $ 4,407,000    $ 5,195,000
Net income..................................    2,432,000     2,814,000      2,787,000      3,299,000
Net income per share:
  Basic.....................................  $      0.21   $      0.24    $      0.24    $      0.28
  Diluted...................................         0.20          0.24           0.24           0.27

     Net income per share is computed independently for each of the quarters presented and the summation of quarterly amounts may not equal the total net income per share reported for the year.

                           RAINBOW TECHNOLOGIES, INC.

         SCHEDULE II -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                            DEDUCTIONS/
                                              BALANCE AT                     RECOVERIES     BALANCE AT
               DESCRIPTION                 BEGINNING OF YEAR   ADDITIONS   AND WRITE-OFFS   END OF YEAR
               -----------                 -----------------   ---------   --------------   -----------
For the year ended December 31:
1998
Allowance for doubtful accounts
  receivable.............................      $500,000        $217,000      $(426,000)      $291,000
1997
Allowance for doubtful accounts
  receivable.............................      $330,000        $182,000      $ (12,000)      $500,000
1996
Allowance for doubtful accounts
  receivable.............................      $453,000        $ 33,000      $(156,000)      $330,000

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     2(i)     Agreement and Plan of Reorganization, dated as of January
              26, 1995 among the Company, Rainbow Acquisition Inc., a
              California corporation and a wholly owned subsidiary of
              Rainbow, and Mykotronx, Inc., a California corporation
              ("Mykotronx") (incorporated by reference to the Company's
              Registration Statement on Form S-4 under the Securities Act of 1933, as amended, effective on April 20, 1995,
              Registration No. 33-89918).
     2(ii)    Agreement and Plan of Merger, dated September 30, 1996, by and among the Company, RNBO Acquisition Corporation, a
              Nevada corporation and a wholly-owned subsidiary of the
              Company, and Software Security, Inc., a Connecticut
              corporation (incorporated by reference to Exhibit 2(ii) of the Company's 1996 Annual Report on Form 10-K under the
              Securities Exchange Act of 1934 filed in March 1997 (the
              "1996 10-K")).
     2(iii)   Agreement and Plan of Merger, dated March 6, 1998, by and
              among the Company, WRS Acquisition Corp, a California
              corporation and wholly owned subsidiary of the Company, and
              Wyatt River Software, Inc. (incorporated by reference to
              Exhibit 2(iii) of the Company's 1997 Annual Report on Form
              10-K under the Securities Exchange Act of 1934 filed in
              March 1998 (the "1997 10-K")).
     3(i)     Articles of Incorporation of Rainbow, as amended
              (incorporated by reference to Exhibit 3(a) to Rainbow's
              Registration Statement on Form S-18 under the Securities Act of 1933, as amended, filed on July 20, 1987 -- File No.
              33-15956-LA (the "S-18 Registration Statement")).
     3(ii)    By-Laws of Rainbow (incorporated by reference to Exhibit
              3(b) to the S-18 Registration Statement).
     4(a)     See Exhibit 3(i).
     4(b)     See Exhibit 3(ii).
     4(c)     Rights Agreement, dated as of July 29, 1997, between the
              Company and U.S. Stock Transfer Corporation, as Rights Agent
              (incorporated by reference to Exhibit 4(c) to the Company's
              1997 10-K).
    10(a)     Lease for premises at 50 Technology Drive, Irvine,
              California, dated June 1, 1995, between the Company and
              Birtcher Medical Systems, Inc., a California corporation
              (filed as an exhibit to the Company's 1995 Form 10-K).
    10(b)     Agreement, dated October 1996, between the Company and
              National Semiconductor Corporation.
    10(c)     Agreement, dated December 1998, between the Company and EM
              Microelectronic -- Marin S.A.
    10(d)     1990 Incentive Stock Option Plan as amended (incorporated by reference to Exhibit 10(j) of the 1991 10-K).
    10(e)     Employment Agreement, dated February 16, 1990, between the
              Company and Walter W. Straub (incorporated by reference to
              Exhibit 10(j) of the 1989 10-K).
    10(f)     Change of Control Agreement, dated February 16, 1990,
              between the Company and Walter W. Straub (incorporated by
              reference to Exhibit 10(k) of the 1989 10-K).
    10(g)     Employment Agreement, dated January 15, 1992, between the
              Company and Peter M. Craig (incorporated by reference to
              Exhibit 10(m) of the 1991 10-K).
    10(h)     Change of Control Agreement, dated January 15, 1992, between the Company and Peter M. Craig (incorporated by reference to
              Exhibit 10(n) of the 1991 10-K).

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    10(i)     Employment Agreement, dated January 5, 1995, between the
              Company and Norman L. Denton, III (incorporated by reference to Exhibit 10(j) of the Company's 1994 Annual Report on Form
              10-K under the Securities Exchange Act of 1934, filed in
              March 1995 (the "1994 10-K")).
    10(j)     Change of Control Agreement, dated January 5, 1995, between the Company and Norman L. Denton, III (incorporated by
              reference to Exhibit 10(k) to the 1994 10-K).
    10(k)     Employment Agreement, dated January 5, 1995, between the
              Company and Patrick E. Fevery (incorporated by reference to
              Exhibit 10(l) of the 1994 10-K).
    10(l)     Change of Control Agreement, dated January 5, 1995, between the Company and Patrick E. Fevery (incorporated by reference to Exhibit 10(m) of the 1994 10-K).
    10(m)     Employment Agreement, dated January 5, 1995, between the
              Company and Paul A. Bock (incorporated by reference to
              Exhibit 10(n) of the 1994 10-K).
    10(n)     Change of Control Agreement, dated January 5, 1995, between the Company and Paul A. Bock (incorporated by reference to
              Exhibit 10(o) of the 1994 10-K).
    10(o)     Employment Agreement, dated April 7, 1997, between the
              Company and Aviram Margalith (incorporated by reference to
              Exhibit 10(o) of the 1997 10-K).
    10(p)     Change of Control Agreement, dated April 7, 1997, between
              the Company and Aviram Margalith (incorporated by reference to Exhibit 10(p) of the 1997 10-K).
    10(q)     Employment Agreement, dated January 1, 1998, between the
              Company and Laurie Casey (incorporated by reference to
              Exhibit 10(q) of the 1997 10-K).
    10(r)     Change of Control Agreement, dated January 1, 1998, between the Company and Laurie Casey (incorporated by reference to
              Exhibit 10(r) of the 1997 10-K).
    10(s)     Employment Agreement, dated January 1, 1998, between the
              Company and Richard Burris (incorporated by reference to
              Exhibit 10(s) of the 1997 10-K).
    10(t)     Change of Control Agreement, dated January 1, 1998, between the Company and Richard Burris (incorporated by reference to
              Exhibit 10(t) of the 1997 10-K).
    10(u)     Manufacturing Agreement, dated September 30, 1997, between
              AlliedSignal, Inc. and Mykotronx, Inc.
    10(v)     Development Agreement, dated September 30, 1997, between
              AlliedSignal, Inc. and Mykotronx, Inc.
    10(w)     Agreement for Design and Product Purchase, dated September
              4, 1997, between IBM Microelectronics and Rainbow
              Technologies, Inc. and Mykotronx, Inc.
    21        List of Rainbow's wholly-owned subsidiaries.
    23(a)     Consent of Independent Auditors.
    27        FINANCIAL DATA SCHEDULE.