Form 10-Q
period 1999-03-31
RAINBOW TECHNOLOGIES INC
filed 1999-05-12
CIK 819706

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



      For the Quarter ended MARCH 31, 1999  Commission file number:0-16641



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


                                                          Yes   [X]     No   [ ]

The number of shares of common stock, $.001 par value, outstanding as of May 10, 1999 was 11,281,574.

                           RAINBOW TECHNOLOGIES, INC.


                                TABLE OF CONTENTS


 PART I  -  FINANCIAL INFORMATION

 Item 1. Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at
         March 31, 1999 (unaudited) and December 31, 1998                              4

         Condensed Consolidated Statements of Income for the three months ended
         March 31, 1999 and 1998 (unaudited)                                           5

         Condensed Consolidated Statements of Comprehensive Income (Loss) for
         the three months ended March 31, 1999 and 1998 (unaudited)                    6

         Condensed Consolidated Statements of Cash Flows
         for the three months ended March 31, 1999 and 1998 (unaudited)                7

         Notes to Condensed Consolidated Financial Statements                          8

 Item 2.      Management's Discussion and Analysis of
           Financial Condition and Results of Operations                              11

PART II  - OTHER INFORMATION

         Item 1 to 5 - Not applicable

         Item 6. Exhibits and reports on Form 8K                                      16

 SIGNATURES                                                                           16

INTRODUCTORY NOTE

   The Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include (i) the existence and development of the Company's technical and manufacturing capabilities, (ii) anticipated competition, (iii) potential future growth in revenues and income, (iv) potential future decreases in costs, and (v) the need for, and availability of additional financing.

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

                           RAINBOW TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   A S S E T S

                                                                                       March 31, 1999    December 31, 1998
                                                                                       --------------    -----------------
                                                                                        (unaudited)
Current assets:
 Cash and cash equivalents ......................................................      $  22,820,000       $  29,900,000
 Marketable securities available-for-sale .......................................          4,959,000           6,495,000
 Accounts receivable, net of allowance for doubtful accounts
  of $278,000 and $291,000 in 1999 and 1998, respectively .......................         18,578,000          20,753,000
 Inventories ....................................................................         10,380,000          10,891,000
 Unbilled costs and fees ........................................................          1,834,000           2,740,000
 Prepaid expenses and other current assets ......................................          6,176,000           3,815,000
                                                                                       -------------       -------------
      Total current assets ......................................................         64,747,000          74,594,000
Property, plant and equipment, at cost:
 Buildings ......................................................................          7,944,000           8,580,000
 Furniture ......................................................................          1,414,000           1,338,000
 Equipment ......................................................................         14,754,000          13,738,000
 Leasehold improvements .........................................................          1,439,000           1,177,000
                                                                                       -------------       -------------
                                                                                          25,551,000          24,833,000
 Less accumulated depreciation and amortization .................................          9,510,000           8,873,000
                                                                                       -------------       -------------
      Net property, plant and equipment .........................................         16,041,000          15,960,000
Goodwill, net of accumulated amortization of $11,532,000 and
  $11,731,000 in 1999 and 1998, respectively ....................................          5,757,000           6,318,000
Product licenses, net of accumulated amortization of $1,351,000
  and $1,190,000 in 1999 and 1998, respectively .................................          5,683,000           5,855,000
Other assets, net of accumulated amortization of $1,792,000
  and $1,463,000 in 1999 and 1998, respectively .................................          6,631,000           7,026,000
                                                                                       -------------       -------------
                                                                                       $  98,859,000       $ 109,753,000
                                                                                       =============       =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable ...............................................................      $   4,180,000       $   5,542,000
 Accrued payroll and related expenses ...........................................          2,780,000           5,150,000
 Other accrued liabilities ......................................................          3,513,000           3,861,000
 Long-term debt, due within one year ............................................            255,000             278,000
                                                                                       -------------       -------------
      Total current liabilities .................................................         10,728,000          14,831,000
Long-term debt, net of current portion ..........................................          1,277,000           1,458,000
Other liabilities ...............................................................          1,147,000           1,263,000
Shareholders' equity:
 Common stock, $.001 par value, 20,000,000 shares authorized, 11,761,373 and
   11,773,595 shares issued and outstanding in 1999 and 1998,
   respectively .................................................................             12,000              12,000
 Additional paid-in capital .....................................................         29,563,000          30,335,000
Accumulated other comprehensive loss ............................................         (1,384,000)           (447,000)
Retained earnings ...............................................................         63,586,000          62,301,000
                                                                                       -------------       -------------
                                                                                          91,777,000          92,201,000
Less cost of treasury shares (425,000 shares) ...................................         (6,070,000)                 --
                                                                                       -------------       -------------
     Total shareholders' equity .................................................         85,707,000          92,201,000
                                                                                       -------------       -------------
                                                                                       $  98,859,000       $ 109,753,000
                                                                                       =============       =============



                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                       Three months ended
                                                               March 31, 1999     March 31, 1998
                                                               ---------------------------------
Revenues:
  Software protection products ...........................      $ 14,275,000       $ 14,171,000
  Information security products ..........................        11,049,000         10,801,000
  Internet security products .............................           735,000             48,000
  Ion beam surface treatment .............................            27,000             10,000
                                                                -------------------------------
       Total revenues ....................................        26,086,000         25,030,000
Operating expenses:
  Cost of software protection products ...................         3,994,000          3,555,000
  Cost of information security products ..................        10,270,000          8,573,000
  Cost of internet security products .....................           442,000             32,000
  Cost of ion beam surface treatment .....................            26,000             20,000
  Selling, general and administrative ....................         6,553,000          5,968,000
  Research and development ...............................         2,629,000          2,722,000
  Goodwill amortization ..................................           620,000            557,000
  Acquired research and development ......................                --          1,500,000
                                                                -------------------------------
       Total operating expenses ..........................        24,534,000         22,927,000
                                                                -------------------------------
Operating income .........................................         1,552,000          2,103,000
Interest income ..........................................           302,000            319,000
Interest expense .........................................           (50,000)           (56,000)
Other income (expense), net ..............................           272,000         (1,134,000)
                                                                -------------------------------
Income before provision for taxes ........................         2,076,000          1,232,000
Provision for income taxes ...............................           791,000          1,851,000
                                                                -------------------------------
Net income (loss) ........................................      $  1,285,000       $   (619,000)
                                                                ===============================

Net income (loss) per share:
  Basic ..................................................      $       0.11       $      (0.05)
                                                                ===============================
  Diluted ................................................      $       0.10       $      (0.05)
                                                                ===============================

Shares used in computing net income (loss) per share:
  Basic ..................................................        11,804,000         11,650,500
                                                                ===============================

  Diluted ................................................        12,628,000         11,650,500
                                                                ===============================


                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (unaudited)

                                                                  Three Months Ended
                                                            March 31, 1999    March 31, 1998
                                                            --------------    --------------
Net income (loss) .....................................      $ 1,285,000       $  (619,000)
Other comprehensive income:
   Foreign currency translation adjustment ............       (1,466,000)          805,000
   Unrealized gain (loss) on securities ...............          (45,000)           (7,000)
   Reclassification adjustment ........................               --            (6,000)
                                                             -----------------------------
   Other comprehensive  income (loss),
     before income taxes ..............................       (1,511,000)          792,000
   Provision for income taxes related to other
     comprehensive income (loss) ......................          574,000          (309,000)
                                                             -----------------------------
   Other comprehensive income (loss), net of taxes ....         (937,000)          483,000
                                                             -----------------------------
 Comprehensive income (loss) ..........................      $   348,000       $  (136,000)
                                                             =============================



                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                             Three Months Ended

                                                                      March 31, 1999     March 31, 1998
                                                                      --------------     --------------
Cash flows from operating activities:
 Net income .....................................................      $  1,285,000       $   (619,000)
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Amortization ..................................................         1,198,000            717,000
  Depreciation ..................................................           864,000            698,000
  Change in deferred income taxes ...............................          (740,000)          (817,000)
  Allowance for doubtful accounts ...............................            (6,000)          (123,000)
  Loss from retirement of property, plant, and equipment ........            (2,000)            (3,000)
  Write-down of long-term investment ............................                --          1,320,000
  Write-off of capitalized software .............................                --            784,000
  Minority interest in subsidiary's earnings ....................          (195,000)          (186,000)
  Write-off of in-process research and development ..............                --          1,500,000
  Provision for restructured operations .........................                --            370,000
  Changes in operating assets and liabilities:
   Accounts receivable ..........................................         1,783,000         (1,288,000)
   Inventories ..................................................           419,000          1,712,000
   Unbilled costs and fees ......................................           906,000            597,000
   Prepaid expenses and other current assets ....................        (1,117,000)            64,000
   Accounts payable .............................................        (1,287,000)        (1,064,000)
   Accrued liabilities ..........................................        (2,688,000)        (3,589,000)
   Deferred revenues ............................................           (89,000)           169,000
   Income taxes payable .........................................          (320,000)          (214,000)
                                                                       -------------------------------
     Net cash provided by operating activities ..................            11,000             28,000
Cash flows from investing activities:
 Purchase of marketable securities ..............................                --         (1,300,000)
 Sale of marketable securities ..................................         1,536,000          4,152,000
 Purchases of property, plant, and equipment ....................        (1,478,000)          (812,000)
 Net cash paid for acquisition of Wyatt River Software, Inc. ....                --         (7,239,000)
 Other non-current assets .......................................           245,000           (522,000)
 Capitalized software development costs .........................          (200,000)          (211,000)
                                                                       -------------------------------
     Net cash provided by (used in) investing activities ........           103,000         (5,932,000)
Cash flows from financing activities:
 Exercise of Rainbow common stock options .......................           647,000            491,000
 Payment of long-term debt ......................................           (76,000)           (68,000)
 Purchase of treasury stock .....................................        (6,070,000)          (149,000)
 Purchase and retirement of common stock ........................        (1,419,000)          (179,000)
                                                                       -------------------------------
    Net cash provided by (used in) financing activities .........        (6,918,000)            95,000
Effect of exchange rate changes on cash .........................          (276,000)           501,000
                                                                       -------------------------------
Net decrease in cash and cash equivalents .......................        (7,080,000)        (5,308,000)
Cash and cash equivalents at beginning of period ................        29,900,000         29,556,000
                                                                       -------------------------------
Cash and cash equivalents at end of period ......................      $ 22,820,000       $ 24,248,000
                                                                       ===============================

Supplemental disclosure of cash flow information:
 Income taxes paid ..............................................      $    117,000       $  2,004,000
 Interest paid ..................................................            53,000             56,000



                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)

1.  Basis of presentation

Rainbow Technologies, Inc. (the Company) develops, manufactures, programs and markets products which prevent the unauthorized use of intellectual property, including software programs; develops and manufactures information security products for satellite communications; and develops and manufactures internet security products to provide privacy and security for network communications. The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform with the 1999 presentation. Share amounts for all periods presented have been adjusted to reflect the impact of a 3-for-2 stock split effective July 1, 1998

In the opinion of the Company's management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 1999 and results of operations for the three months ended March 31, 1999 and 1998. The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's December 31, 1998 Annual Report on Form 10-K. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of results to be expected for the full year.


The Company has subsidiaries in the United Kingdom, Germany, France, the Netherlands, India, Russia, Australia, China and Taiwan. The Company utilizes the currencies of the countries where its foreign subsidiaries operate as the functional currency. Balance sheet accounts denominated in foreign currency are translated at exchange rates as of the date of the balance sheet and income statement accounts are translated at average exchange rates for the period. Translation gains and losses are accumulated as a separate component of Accumulated Other Comprehensive Income within Shareholders' Equity. The Company has adopted local currencies as the functional currencies for its subsidiaries because their principal economic activities are most closely tied to the respective local currencies.

As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. During the three months ended March 31, 1999 total comprehensive income amounted to $348,000 while during the three months ended March 31, 1998 total comprehensive loss amounted to $136,000.


2.  Earnings per share

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

Inventories, other than inventoried costs relating to long-term contracts, are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:

                                         March 31,1999   December 31, 1998
                                         -------------   -----------------
           Inventoried costs related
             to long-term contracts       $ 4,431,000      $ 5,237,000
           Finished goods                   3,616,000        4,426,000
           Raw materials                      820,000          917,000
           Work in process                  1,513,000          311,000
                                          -----------      -----------
                                          $10,380,000      $10,891,000
                                          ===========      ===========


5.  Acquisitions

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

On March 6, 1998, the Company entered into an agreement to purchase certain assets from Elan Computer Group, Inc. (Elan) for $800,000. The assets included Elan's license manager software technology, which the Company had previously licensed from Elan, and Elan's end-user maintenance and support relationships. In connection with the transaction, the Company entered into a Litigation Cooperation Agreement with Elan in connection with a patent infringement lawsuit entitled Globetrotter Software, Inc. vs. Elan Computer Group, Inc. No. 97-4176CW which is currently pending in the United States District court for the Northern District of California. The action claims that the Elan technology infringes upon patents owned by Globetrotter. The lawsuit is deemed to include any and all claims made now or in the future by Globetrotter Software, Inc. The Company does not expect that this matter will have a material adverse effect on its financial position or results of operations. Prior to the asset purchase agreement with Elan, the Company had an investment in Elan of $1.3 million. The Company owned less than 20% of Elan's stock and accounted for the investment under the cost method. During the first quarter of 1998 the Company wrote-off its investment in Elan, as it was determined that the Company's original investment was fully impaired. The write-off is included in other income (expense), net in the income statement for the quarter ended March 31, 1998.


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

Also included in other assets are capitalized software development costs. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Amortization of capitalized software development costs commence when the products are available for general release to customers and are determined using the straight line method over the expected useful lives of the respective products. These amounts are written-off if it is determined that the projects can not be brought to market.


7.  Stock split

On March 17, 1998 the Company announced that its Board of Directors approved a 3-for-2 split of its common stock. The effective date was July 1, 1998 and the payout date was July 15, 1998. These financial statements have been adjusted to reflect the impact of the stock split.


8.      Subsequent Event

On May 11, 1999 the Company acquired Systematic Systems Integration, Inc. (Systematic Systems) in a cash transaction valued at approximately $9.5 million. Systematic Systems is a leading California-based eCommerce integration services firm enabling companies to seamlessly integrate diverse software and hardware platforms, communication systems and Internet technologies.

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



RESULTS OF OPERATIONS
(dollars in thousands)

                                                    Three Months Ended
                                                         March 31,
                                                  -----------------------
                                                    1999           1998
                                                  --------       --------
           Revenues
                Software Protection               $ 14,275       $ 14,171
                Information Security                11,049         10,801
                Internet Security                      735             48
                Ion Beam Surface Treatment              27             10
                                                  --------       --------
                     Total revenues               $ 26,086       $ 25,030
                                                  ========       ========

           Operating Income
                Software Protection               $  2,665       $  1,815
                Information Security                   571          2,140
                Internet Security                   (1,262)        (1,564)
                Ion Beam Surface Treatment            (422)          (288)
                                                  --------       --------
                      Total operating income      $  1,552       $  2,103
                                                  ========       ========


REVENUES

Revenues from Software Protection Products for the three months ended March 31, 1999 increased by 1% to $14,275,000, when compared to the same period in 1998. The overall business has been impacted by the economic problems in Asia and other emerging markets as well as by the erosion of average selling prices. Revenues from Europe increased by 14% while revenues from the U.S. decreased by 12%. The decrease in U.S. revenues is due to slower sales to U.S. customers who export their products to Asia. The average selling price per product in the quarter ended March 31, 1999 increased approximately 9% when compared to the same period in 1998. Unit volume for the three months ended March 31, 1999 decreased by 10% when compared to the corresponding period in 1998. The increase in average selling prices and the decrease in unit volume is primarily due to a change in customer mix.

Information Security Products revenue for the three months ended March 31, 1999 increased 2% to $11,049,000 when compared to the same period in 1998. The revenue growth was primarily due to a higher demand for network security products.

Internet Security Products revenue for the three months ended March 31, 1999 increased 1,431% to $735,000 when compared to the same period in 1998. The revenue growth was primarily due to the increase in sales of Cryptoswift products.


GROSS PROFIT

Gross profit from Software Protection Products for the three months ended March 31, 1999 decreased to 72% of revenues compared to 75% of revenues for the corresponding period in 1998. The decrease in gross profit was due to higher costs of sales as a result of increased labor, overhead and non-recurring engineering expenses.

Gross profit from Information Security Products for the three months ended March 31, 1999 decreased to 7% of revenues compared to 21% for the three months ended March 31, 1998. The decrease was due to change in mix from more profitable product contracts to less profitable research and development contracts.

Gross profit from Internet Security Products for the three months ended March 31, 1999 increased to 40% of revenues compared to 33% for the three months ended March 31, 1998. The increase in gross profit was due to a decrease in unit costs.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the quarter ended March 31, 1999 were 25% of revenues compared with 24% of revenues for the quarter ended March 31, 1998. Selling, general and administrative expenses for the quarter ended March 31, 1999 increased by $585,000 as compared with 1998. This increase was primarily due to additional staff and higher marketing expenses for new product introductions in software protection and internet security products.


RESEARCH AND DEVELOPMENT

Total research and development expenses for the three months ended March 31, 1999 decreased by 3% when compared to the corresponding 1998 period. The decrease in research and development expenses was due primarily to the deferral of non-recurring engineering expenses related to several projects.


ACQUIRED RESEARCH AND DEVELOPMENT

During the quarter ended March 31, 1998, the Company wrote-off $1,500,000 of in-process research and development acquired in the Wyatt River Software, Inc. ("Wyatt") acquisition.


OTHER INCOME (EXPENSE)

Other income was $272,000 for the quarter ended March 31, 1999 compared to other expense of $1,134,000 for the quarter ended March 31, 1998. During the first quarter of 1998, the Company wrote-off a $1,320,000 investment which was determined to be fully impaired.


PROVISION FOR INCOME TAXES

The effective tax rate was 38% for the three months ended March 31, 1999. The effective tax rate in the first three months of 1998 was negatively affected due to the non-deductibility of the charges related to the acquired in-process research and development. Excluding the effect of these charges, the effective tax rate was 39% for the three months ended March 31, 1998


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of operating funds have been from operations and proceeds from sales of the Company's equity securities. The Company's cash flow from operations for the three months ended March 31, 1999 and 1998 were $11,000 and $28,000, respectively.

Net cash provided by investing activities for the three months ended March 31, 1999 was $103,000 while net cash used in investing activities for the three months ended March 31, 1998 was $5,932,000. Investing activities in 1998 included the acquisition of Wyatt River Software and certain assets of Elan Computer Group.

The Company intends to use its capital resources to expand its product lines and for possible acquisitions of additional products and technologies. The Company has no significant capital commitments or requirements at this time.

The Company's subsidiary in France carry approximately $9,900,000 in interest earning deposits which may result in foreign exchange gains or losses due to the fact that the functional currency in those subsidiaries is not the U.S. dollar.

The Company believes that its current working capital of $54,019,000 and anticipated working capital to be generated by future operations will be sufficient to support the Company's working capital requirements for at least the next twelve months.


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

For the purposes of process management and progress reporting, the Year 2000 program activities are divided into 5 phases, some of which are being conducted concurrently:

AWARENESS - This phase included definition of the systems, project and scope, overall approach, determination of teams, briefings, and setting of a compliance standard. The awareness phase has been completed.

ASSESSMENT - The assessment phase included the development of a comprehensive inventory and assessment of the criticality of systems, prioritization, determination of resource requirements, and estimation of costs. General decisions were made about modification, re-engineering, replacement or removal of systems and business partners. The validation approach and schedule was determined.

RENOVATION: The renovation phase includes the re-engineering, replacement, or retirement of systems. Test plans are developed for revised and replaced systems.

VALIDATION: Tests are run in an isolated test environment to determine functionality.

IMPLEMENTATION: In this phase, the implementation dates are scheduled, and the need for parallel processing, back-up, recovery and contingency plans are determined. Following implementation, there is a review for effectiveness.


STATE OF READINESS

IT and Non-IT Systems

The Company's IT systems principally consist of business information systems (such as mainframe and other shared computers and associated business application software) and infrastructure (such as personal computers, operating systems, networks and devices like switches and routers). As of March 31, 1999, the inventory of these systems is complete and the assessment and validation of systems deemed "business critical" is more than 75% complete. The implementation of upgraded, renovated or replacement business critical systems is scheduled to be completed by June, 1999. All of the remaining, non-critical, IT systems are being evaluated on the basis of tests (if deemed necessary), and manufacturer statements regarding Year 2000 compliance. The Company expects that the assessment and, when required, renovation or replacement of all IT systems will be completed in time to ensure no significant adverse effect on business operations.

Non-IT systems are those business tools that may contain embedded microprocessors, such as elevators, phones, security systems and climate control systems. The inventory of these items is completed and the vendors have been contacted to obtain Year 2000 compliance information. The decision to remediate, replace or otherwise address equipment that poses a material Year 2000 impact is based primarily upon analysis of the information received from the manufacturer. To date, more than 85% of the manufacturers have responded and indicated that no Year 2000 related problems will be experienced with the equipment as provided. The Company anticipates completion, in all material respects, of the non-IT infrastructure portion of its program by June 1999.

EXTERNAL RELATIONSHIPS

The Company also faces a potential risk should one or more of its principal suppliers, service providers or other parties with whom the Company has a material business relationship suffer a Year 2000 related problem. A comprehensive inventory of business partners was made, and the Company has initiated contact with them in an effort to determine their state of readiness. Assessment of the risk posed to the Company will be based on the level of criticality to the Company (the potential business impact, available alternatives and resources required to replace) and the response received from each party. A cut-off date has been assigned to each business critical third party by which time that company must be assessed as "Year 2000 Ready" or a contingency plan will be implemented to ensure the Company will suffer no material impact to its ability to provide products and services to customers. Approximately 1300 companies were contacted, about 100 of which are considered business critical, and to-date more than 50% of the total and more than 60% of the business critical suppliers have responded. The Company anticipates that this evaluation will be ongoing through 1999.

Contingency Planning

The Company recognizes the need for contingency planning in those areas where it known, or is reasonably likely that an event or an uncertainty will create a Year 2000 system-related failure with a significant negative impact on its business operations. The Company has identified the date by which each business critical IT system, non-IT system, and business partner must be validated for Year 2000 readiness, and by which a contingency plan must be implemented to ensure uninterrupted business operations. Contingency planning is expected to be completed for each of these systems no later than that date, and in all cases, no later than October 1999.

COSTS

The Company has incurred approximately $548,000 as of March 31, 1999, to address its Year 2000 issues. The Company presently estimates that the total cost of addressing its Year 2000 issues will be approximately $750,000 to $1,000,000. This estimate was derived utilizing numerous assumptions. First, the current staff is adequate to finish the project. Second, the product is already Year 2000 compliant. Next, to the best of its knowledge, the Company estimates that approximately half of the work is already done and that no system changes are anticipated. However, there can be no guarantee that these assumptions are accurate, and actual results could differ materially from those anticipated.

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


Dated: May 12, 1999

                                             RAINBOW TECHNOLOGIES, INC.


                                             By:

                                                 /s/ Patrick Fevery
                                                 -------------------------
                                                 Chief Financial Officer