Form 10-Q
period 1999-06-30
RAINBOW TECHNOLOGIES INC
filed 1999-08-13
CIK 819706

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended JUNE 30, 1999

                         Commission file number:0-16641


                           RAINBOW TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        DELAWARE                                        95-3745398
------------------------                    ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)


50 TECHNOLOGY DRIVE, IRVINE, CALIFORNIA                   92618
---------------------------------------                ----------
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

                            Yes [X]          No [ ]

The number of shares of common stock, $.001 par value, outstanding as of August 10, 1999 was 11,288,574

                           RAINBOW TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
PART I  -  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets at
           June 30, 1999 (unaudited) and December 31, 1998                             4

           Condensed Consolidated Statements of Income
           for the three and six months ended June 30, 1999 and 1998 (unaudited)       5

           Condensed Consolidated Statements of Comprehensive Income
           for the three and six months ended June 30, 1999 and 1998 (unaudited)       6

           Condensed Consolidated Statements of Cash Flows
           for the six months ended June 30, 1999 and 1998 (unaudited)                 7

           Notes to Condensed Consolidated Financial Statements                        8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                             11

PART II -  OTHER INFORMATION

           Item 1 to 5 - Not applicable

           Item 6. Exhibits and reports on Form 8K                                    16

SIGNATURES                                                                            16

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

                           RAINBOW TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   A S S E T S

                                                                   June 30, 1999    December 31, 1998
                                                                   -------------     -------------
                                                                    (unaudited)
Current assets:
 Cash and cash equivalents ....................................    $  21,914,000     $  29,900,000
 Marketable securities available-for-sale .....................        1,126,000         6,495,000
 Accounts receivable, net of allowance for doubtful accounts
  of $410,000 and $291,000 in 1999 and 1998, respectively .....       19,964,000        20,753,000
 Inventories ..................................................        9,776,000        10,891,000
 Unbilled costs and fees ......................................        1,609,000         2,740,000
 Prepaid expenses and other current assets ....................        5,155,000         3,815,000
                                                                   -------------     -------------
      Total current assets ....................................       59,544,000        74,594,000

Property, plant and equipment, at cost:
 Buildings ....................................................        7,649,000         8,580,000
 Furniture ....................................................        1,517,000         1,338,000
 Equipment ....................................................       15,889,000        13,738,000
 Leasehold improvements .......................................        1,555,000         1,177,000
                                                                   -------------     -------------
                                                                      26,610,000        24,833,000
 Less accumulated depreciation and amortization ...............        9,994,000         8,873,000
                                                                   -------------     -------------
      Net property, plant and equipment .......................       16,616,000        15,960,000

Goodwill, net of accumulated amortization of $11,743,000 and
  $11,731,000 in 1999 and 1998, respectively ..................       14,565,000         6,318,000
Product licenses, net of accumulated amortization of $1,523,000
  and $1,190,000 in 1999 and 1998, respectively ...............        5,539,000         5,855,000
Other assets, net of accumulated amortization of $2,122,000
  and $1,463,000 in 1999 and 1998, respectively ...............        6,721,000         7,026,000
                                                                   -------------     -------------
                                                                   $ 102,985,000     $ 109,753,000
                                                                   =============     =============

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable .............................................    $   5,656,000     $   5,542,000
 Accrued payroll and related expenses .........................        4,412,000         5,150,000
 Other accrued liabilities ....................................        3,301,000         3,861,000
 Long-term debt, due within one year ..........................          245,000           278,000
                                                                   -------------     -------------
      Total current liabilities ...............................       13,614,000        14,831,000
Long-term debt, net of current portion ........................        1,165,000         1,458,000
Other liabilities .............................................        1,431,000         1,263,000

Shareholders' equity:
 Common stock, $.001 par value, 20,000,000 shares
   authorized, 11,280,153 and 11,773,595 shares
   issued and outstanding in 1999 and 1998, respectively ......           11,000            12,000
 Additional paid-in capital ...................................       23,190,000        30,335,000
 Accumulated other comprehensive loss .........................       (1,702,000)         (447,000)
 Retained earnings ............................................       65,276,000        62,301,000
                                                                   -------------     -------------
      Total shareholders' equity ..............................       86,775,000        92,201,000
                                                                   -------------     -------------
                                                                   $ 102,985,000     $ 109,753,000
                                                                   =============     =============


                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                          Three months ended                    Six months ended
                                                   --------------------------------      --------------------------------
                                                   June 30, 1999      June 30, 1998      June 30, 1999      June 30, 1998
                                                   -------------      -------------      -------------      -------------
Revenues:
  Software protection products ...............      $ 15,067,000       $ 14,450,000       $ 29,342,000       $ 28,620,000
  Information security products ..............        11,029,000         12,211,000         22,078,000         23,013,000
  Internet products and services .............         3,268,000             91,000          4,003,000            139,000
  Ion beam surface treatment .................            60,000              8,000             87,000             18,000
                                                    ------------       ------------       ------------       ------------
       Total revenues ........................        29,424,000         26,760,000         55,510,000         51,790,000

Operating expenses:
  Cost of software protection products .......         4,565,000          3,859,000          8,559,000          7,414,000
  Cost of information security products ......         9,746,000          9,235,000         20,016,000         17,808,000
  Cost of internet products and services .....         1,217,000            179,000          1,659,000            211,000
  Cost of ion beam surface treatment .........             7,000                 --             33,000             20,000
  Selling, general and administrative ........         7,952,000          6,411,000         14,505,000         12,008,000
  Research and development ...................         2,830,000          1,935,000          5,459,000          4,657,000
  Goodwill amortization ......................           583,000            747,000          1,203,000          1,304,000
  Provision for reorganized operations .......                --                 --                 --            370,000
  Acquired research and development ..........                --                 --                 --          1,500,000
                                                    ------------       ------------       ------------       ------------
       Total operating expenses ..............        26,900,000         22,366,000         51,434,000         45,292,000
                                                    ------------       ------------       ------------       ------------
Operating income .............................         2,524,000          4,394,000          4,076,000          6,498,000
Interest income ..............................           231,000            265,000            533,000            584,000
Interest expense .............................           (47,000)           (53,000)           (97,000)          (109,000)
Other income (expense), net ..................           137,000            145,000            409,000           (989,000)
                                                    ------------       ------------       ------------       ------------
Income before provision for taxes ............         2,845,000          4,751,000          4,921,000          5,984,000
Provision for income taxes ...................         1,155,000          1,882,000          1,946,000          3,733,000
                                                    ------------       ------------       ------------       ------------
Net income ...................................      $  1,690,000       $  2,869,000       $  2,975,000       $  2,251,000
                                                    ============       ============       ============       ============

Net income per share:

  Basic ......................................      $       0.15       $       0.25       $       0.26       $       0.19
                                                    ============       ============       ============       ============
  Diluted ....................................      $       0.15       $       0.23       $       0.25       $       0.19
                                                    ============       ============       ============       ============

Shares used in computing net income per share:

  Basic ......................................        11,462,000         11,692,000         11,633,000         11,671,000
                                                    ============       ============       ============       ============
  Diluted ....................................        11,574,000         12,365,000         12,101,000         12,008,000
                                                    ============       ============       ============       ============


                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)

                                                         Three Months Ended                   Six Months Ended
                                                   -------------------------------     -------------------------------
                                                   June 30, 1999     June 30, 1998     June 30, 1999     June 30, 1998
                                                   -------------     -------------     -------------     -------------
Net income ...................................      $ 1,690,000       $ 2,869,000       $ 2,975,000       $ 2,251,000
Other comprehensive income (loss):
   Foreign currency translation adjustment ...         (539,000)          343,000        (2,033,000)        1,148,000
   Unrealized gain (loss) on securities ......            3,000             3,000           (43,000)           (4,000)
   Reclassification adjustment ...............               --                --                --            (6,000)
                                                    -----------       -----------       -----------       -----------
   Other comprehensive income (loss),
     before income taxes .....................         (536,000)          346,000        (2,076,000)        1,138,000
   Provision for income taxes related to other
     comprehensive income (loss) .............          218,000          (135,000)          821,000          (444,000)
                                                    -----------       -----------       -----------       -----------
   Other comprehensive income (loss), net
     of taxes ................................         (318,000)          211,000        (1,255,000)          694,000
                                                    -----------       -----------       -----------       -----------
 Comprehensive income ........................      $ 1,372,000       $ 3,080,000       $ 1,720,000       $ 2,945,000
                                                    ===========       ===========       ===========       ===========


                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                   Six Months Ended
                                                                            -------------------------------
                                                                            June 30, 1999     June 30, 1998
                                                                            -------------     -------------
Cash flows from operating activities:
Net income ............................................................     $  2,975,000      $  2,251,000

Adjustments to reconcile net income to net cash
 provided by operating activities:
  Amortization ........................................................        2,343,000         1,899,000
  Depreciation ........................................................        1,775,000         1,405,000
  Change in deferred income taxes .....................................         (945,000)         (651,000)
  Allowance for doubtful accounts .....................................          130,000           (21,000)
  Loss from retirement of property, plant, and equipment ..............           42,000           (12,000)
  Write-down of long-term investment ..................................               --         1,320,000
  Write-off of capitalized software ...................................               --           784,000
  Minority interest in subsidiary's earnings ..........................         (356,000)         (306,000)
  Write-off of in-process research and development ....................               --         1,500,000
  Provision for restructured operations ...............................               --           370,000

  Changes in operating assets and liabilities:
   Accounts receivable ................................................          103,000          (812,000)
   Inventories ........................................................          958,000         1,183,000
   Unbilled costs and fees ............................................        1,131,000         1,117,000
   Prepaid expenses and other current assets ..........................         (751,000)          188,000
   Accounts payable ...................................................          212,000        (1,064,000)
   Accrued liabilities ................................................       (1,153,000)       (1,067,000)
   Deferred revenues ..................................................          (93,000)          (76,000)
   Income taxes payable ...............................................          772,000          (228,000)
                                                                            ------------      ------------
     Net cash provided by operating activities ........................        7,143,000         7,780,000

Cash flows from investing activities:
  Purchase of marketable securities ...................................               --        (1,636,000)
  Sale of marketable securities .......................................        5,369,000         4,220,000
  Purchases of property, plant, and equipment .........................       (3,197,000)       (1,983,000)
  Net cash paid for acquisition of Systematic Systems Integration, Inc.       (9,250,000)
  Net cash paid for acquisition of Wyatt River Software, Inc. .........               --        (7,662,000)
  Other non-current assets ............................................         (260,000)       (1,660,000)
  Capitalized software development costs ..............................         (444,000)         (584,000)
                                                                            ------------      ------------
     Net cash used in investing activities ............................       (7,782,000)       (9,305,000)

Cash flows from financing activities:
  Exercise of Rainbow common stock options ............................          660,000         1,231,000
  Investment by new partners in QM Technologies, Inc. .................          458,000                --
  Payment of long-term debt ...........................................         (158,000)         (137,000)
  Purchase of treasury stock ..........................................               --          (149,000)
  Purchase and retirement of common stock .............................       (7,974,000)         (290,000)
                                                                            ------------      ------------
     Net cash (used in) provided by financing activities ..............       (7,014,000)          655,000

Effect of exchange rate changes on cash ...............................         (333,000)          562,000
                                                                            ------------      ------------
Net decrease in cash and cash equivalents .............................       (7,986,000)         (308,000)
Cash and cash equivalents at beginning of period ......................       29,900,000        29,556,000
                                                                            ------------      ------------
Cash and cash equivalents at end of period ............................     $ 21,914,000      $ 29,248,000
                                                                            ============      ============
Supplemental disclosure of cash flow information:
  Income taxes paid ...................................................     $    117,000      $  4,064,000
  Interest paid .......................................................           98,000           108,000


                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (unaudited)

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates. Significant estimates made in preparing these financial statements include the allowance for doubtful accounts, the reserve for inventory obsolescence, accrued warranty costs, the allowance for deferred tax assets, and total estimated contract costs associated with billed and unbilled contract revenues.

In the opinion of the Company's management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 1999 and results of operations for the three and six months ended June 30, 1999 and 1998. The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's December 31, 1998 Annual Report on Form 10-K. Results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of results to be expected for the full year.

The Company has subsidiaries in the United Kingdom, Germany, France, the Netherlands, India, Russia, Australia, China and Taiwan. The Company utilizes the currencies of the countries where its foreign subsidiaries operate as the functional currency. Balance sheet accounts denominated in foreign currency are translated at exchange rates as of the date of the balance sheet and income statement accounts are translated at average exchange rates for the period. Translation gains and losses are accumulated as a component of Accumulated Other Comprehensive Income (Loss) within Shareholders' Equity. The Company has adopted local currencies as the functional currencies for its subsidiaries because their principal economic activities are most closely tied to the respective local currencies.

The Company applies the provisions of Statement 130, "Reporting Comprehensive Income" (FAS 130) for the reporting and display of comprehensive income and its components. FAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be reported as Comprehensive Income and included in Accumulated Other Comprehensive Income within Shareholders' Equity.

2.   Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the assumed conversion of all diluted securities.

3.   Government Contracts

The Company is both a prime contractor and a subcontractor under fixed-price and cost-plus-fixed-fee contracts with the U.S. Government (Government). At the commencement of each contract or contract modification, the Company submits pricing proposals to the Government to establish indirect cost rates applicable to such contracts. These rates, after audit and approval by the Government, are used to settle costs on completed contracts.

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

Inventories, other than inventoried costs relating to long-term contracts, are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:

                                         June 30, 1999    December 31, 1998
                                         -------------    -----------------
            Inventoried costs related
              to long-term contracts      $ 3,915,000        $ 5,237,000
            Finished goods ..........       3,453,000          4,426,000
            Work in process .........       1,477,000            311,000
            Raw materials ...........         931,000            917,000
                                          -----------        -----------
                                          $ 9,776,000        $10,891,000
                                          ===========        ===========

5.   Acquisitions

On May 12, 1999, the Company completed the acquisition of Systematic Systems Integration (Systematic) in a cash transaction valued at $9.25 million. Systematic Systems is a leading California-based eCommerce integration services firm that enables companies to seamlessly integrate diverse software and hardware platforms, communication systems and Internet technologies. This acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated based upon estimated fair values at the date of acquisition.

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

8.   Industry segments

The company operates in three industry segments. The first segment is the development and sale of devices which protect data and software from unauthorized use (Software Protection Products segment). The second segment is the development and sale of information security products to provide privacy and security for voice communication and data transmission (Information Security Products segment). The third segment is the development and sale of services which accelerate performance of security servers and virtual private networks and services which provide access control to computer networks, Internet Web sites and virtual private networks (Internet Products and Services segment). The identifiable assets for each segment as of June 30, 1999 were $86,838,000, $26,254,000, and $12,735,000, respectively, as compared with $86,860,000,
$31,104,000, and $634,000 as of December 31, 1998.

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

RESULTS OF OPERATIONS (dollars in thousands)

                                                   Three Months Ended June 30,
                                                   ---------------------------
                                                       1999          1998
                                                     --------      --------
            Revenues
                  Software Protection ..........     $ 15,067      $ 14,450
                  Information Security .........       11,029        12,211
                  Internet Products and Services        3,268            91
                  Ion Beam Surface Treatment ...           60             8
                                                     --------      --------
                         Total revenues ........     $ 29,424      $ 26,760
                                                     ========      ========

            Operating Income
                  Software Protection ..........     $  2,855      $  2,604
                  Information Security .........        1,067         2,773
                  Internet Products and Services         (960)         (796)
                  Ion Beam Surface Treatment ...         (438)         (187)
                                                     --------      --------
                          Total operating income     $  2,524      $  4,394
                                                     ========      ========

                                                    Six Months Ended June 30,
                                                    -------------------------
                                                       1999          1998
                                                     --------      --------
            Revenues
                  Software Protection ..........     $ 29,342      $ 28,620
                  Information Security .........       22,078        23,013
                  Internet Products and Services        4,003           139
                  Ion Beam Surface Treatment ...           87            18
                                                     --------      --------
                         Total revenues ........     $ 55,510      $ 51,790
                                                     ========      ========

            Operating Income
                  Software Protection ..........     $  5,521      $  4,418
                  Information Security .........        1,638         4,914
                  Internet Products and Services       (2,222)       (2,360)
                  Ion Beam Surface Treatment ...         (861)         (474)
                                                     --------      --------
                          Total operating income     $  4,076      $  6,498
                                                     ========      ========

REVENUES

Revenues from Software Protection Products for the three and six months ended June 30, 1999 increased by 4% to $15,067,000 and 3% to $29,342,000, respectively, when compared to the same period in 1998. Revenues from Europe decreased by 3% while revenues from the U.S. increased by 3% for the three months ended June 30, 1999. The average selling price per product in the quarter ended June 30, 1999 was consistent with the same period in 1998. Unit volume for the three months ended June 30, 1999 increased by 3% when compared to the corresponding 1998 period.

Information Security Products revenues for the three and six months ended June 30, 1999 decreased by 10% to $11,029,000 and 4% to $22,078,000, respectively, when compared to the same periods in 1998. The revenue decline was primarily due to a shift in government spending from security products to defense products.

Internet Products and Services revenues for the three and six months ended June 30, 1999 increased by $3,177,000 and $3,864,000, respectively, when compared to the same periods in 1998. The revenue growth was primarily due to the increase in sales of Cryptoswift products and revenues generated from the acquisition of Systematic Systems Integration, Inc.

GROSS PROFIT

Gross profit from Software Protection Products for the three months ended June 30, 1999 decreased to 70% of revenues compared to 73% of revenues for the corresponding period in 1998. Gross profit for the six months ended June 30, 1999 decreased to 71% of revenues compared to 74% of revenues for the six months ended June 30,1998. The decrease in gross profit was due to higher costs of sales as a result of increased labor and overhead costs.

Gross profit from Information Security Products for the three months ended June 30, 1999 decreased to 12% of revenues compared to 24% for the three months ended June 30, 1998. Gross profit for the six months ended June 30, 1999 decreased to 9% of revenues compared to 23% of revenues for the six months ended June 30, 1998. The decrease was due to the change in mix from more profitable product contracts to less profitable research and development contracts.

Gross profit from Internet Products and Services for the three and six months ended June 30, 1999 were 63% and 59% of revenues, respectively. The increase in gross profit was due to a decrease in unit costs of internet products.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the three months ended June 30, 1999 increased to 27% of revenues compared to 24% of revenues for the corresponding period in 1998. Selling, general and administrative expenses for the six months ended June 30, 1999 increased to 26% of revenues compared to 23% of revenues for the six months ended June 30,1998. The increase was primarily due to additional staff and higher marketing expenses for new product introductions.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended June 30, 1999 increased to 10% of revenues compared to 7% of revenues for the corresponding period in 1998. Research and development expenses for the six months ended June 30, 1999 increased to 10% of revenues compared to 9% of revenues for the six months ended June 30,1998. The increase in research and development expenses was due primarily to increased staffing and professional expenses related to internet products and services.

ACQUIRED RESEARCH AND DEVELOPMENT

During the quarter ended March 31, 1998, the Company wrote-off $1,500,000 of in-process research and development acquired in the Wyatt River Software, Inc. ("Wyatt") acquisition.

OTHER INCOME (EXPENSE)

Other income for the three months ended June 30, 1999 was $137,000 compared to $145,000 for the corresponding period in 1998. For the six months ended June 30, 1999, other income was $409,000 compared to other expense of $989,000 for the corresponding period in 1998. During the first quarter of 1998, the Company wrote-off a $1,320,000 investment which was determined to be fully impaired.

PROVISION FOR INCOME TAXES

The effective tax rate was 41% for the three months ended June 30, 1999 compared to 40% for the corresponding period in 1998. The effective tax rate for the six months ended June 30, 1999 was 40% compared to 62% for the corresponding period in 1998. The effective tax rate for the first six months of 1998 was negatively affected due to the non-deductibility of the charges related to the acquired in-process research and development. Excluding the effect of these charges, the effective tax rate was 39% for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of operating funds have been from operations and proceeds from sales of the Company's equity securities. The Company's cash flow from operations for the six months ended June 30, 1999 and 1998 were $7,143,000 and $7,780,000, respectively.

Net cash used in investing activities for the six months ended June 30, 1999 and 1998 was $7,782,000 and $9,305,000, respectively. Investing activities in 1999 included the acquisition of Systematic Systems Integration, Inc. while investing activities in 1998 included the acquisition of Wyatt River Software and certain assets of Elan Computer Group.

Net cash used in financing activities for the six months ended June 30, 1999 was $7,014,000 while net cash provided by financing activities was $655,000 for the corresponding period in 1998. Financing activities in 1999 included the purchase and retirement of approximately $8 million of treasury stock.

The Company intends to use its capital resources to expand its product lines and for possible acquisitions of additional products and technologies. The Company has no significant capital commitments or requirements at this time.

The Company's subsidiary in France carries approximately $9,300,000 in interest earning deposits which may result in foreign exchange gains or losses due to the fact that the functional currency is the French franc.

The Company believes that its current working capital of $45,930,000 and anticipated working capital to be generated by future operations will be sufficient to support the Company's working capital requirements for at least the next twelve months.

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

RENOVATION - The renovation phase includes the re-engineering, replacement, or retirement of systems. Test plans are developed for revised and replaced systems.

VALIDATION - Tests are run in an isolated test environment to determine functionality.

IMPLEMENTATION - In this phase, the implementation dates are scheduled, and the need for parallel processing, back-up, recovery and contingency plans are determined. Following implementation, there is a review for effectiveness.

STATE OF READINESS

IT and Non-IT Systems

The Company's IT systems principally consist of business information systems (such as mainframe and other shared computers and associated business application software) and infrastructure (such as personal computers, operating systems, networks and devices like switches and routers). As of June 30, 1999, the inventory of these systems is complete and the assessment and validation of systems deemed "business critical" is more than 80% complete. The implementation of upgraded, renovated or replacement business critical systems is scheduled to be completed by October of 1999. All of the remaining, non-critical, IT systems are being evaluated on the basis of tests (if deemed necessary), and manufacturer statements regarding Year 2000 compliance. The Company expects that the assessment and, when required, renovation or replacement of all IT systems will be completed in time to ensure no significant adverse effect on business operations.

Non-IT systems are those business tools that may contain embedded microprocessors, such as elevators, phones, security systems and climate control systems. The inventory of these items is completed and the vendors have been contacted to obtain Year 2000 compliance information. The decision to remediate, replace or otherwise address equipment that poses a material Year 2000 impact is based primarily upon analysis of the information received from the manufacturer. To date, all of the manufacturers have responded and indicated that no Year 2000 related problems will be experienced with the equipment as provided. The Company has completed, in all material respects, the non-IT infrastructure portion of its program.

EXTERNAL RELATIONSHIPS

The Company also faces a potential risk should one or more of its principal suppliers, service providers or other parties with whom the Company has a material business relationship suffer a Year 2000 related problem. A comprehensive inventory of business partners was made, and the Company has initiated contact with them in an effort to determine their state of readiness. Assessment of the risk posed to the Company will be based on the level of criticality to the Company (the potential business impact, available alternatives and resources required to replace) and the response received from each party. A cut-off date has been assigned to each business critical third party by which time that company must be assessed as "Year 2000 Ready" or a contingency plan will be implemented to ensure the Company will suffer no material impact to its ability to provide products and services to customers. Approximately 900 companies were contacted, about 100 of which are considered business critical. To-date, more than 75% of the total and more than 80% of the business critical suppliers have responded. The Company anticipates that this evaluation will be ongoing through 1999.

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

COSTS

The Company has incurred approximately $766,000 as of June 30, 1999, to address its Year 2000 issues. The Company presently estimates that the total cost of addressing its Year 2000 issues will be approximately $800,000 to $1,000,000. This estimate was derived utilizing numerous assumptions. First, the current staff is adequate to finish the project. Second, the product is already Year 2000 compliant. Next, to the best of its knowledge, the Company estimates that approximately 80% of the work is already done and that no system changes are anticipated. However, there can be no guarantee that these assumptions are accurate, and actual results could differ materially from those anticipated.

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

                27 -- Financial Data Schedule

        (b)     Reports on Form 8-K

                None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Dated: August 12, 1999

                                        RAINBOW TECHNOLOGIES, INC.


                                        By: /s/ Patrick Fevery
                                           -------------------------------------
                                                Patrick Fevery
                                                Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number              Description
------              -----------
  27                Financial Data Schedule