Form 10-Q
period 1999-09-30
RAINBOW TECHNOLOGIES INC
filed 1999-11-15
CIK 819706

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended SEPTEMBER 30, 1999          Commission file number:0-16641


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

                                                                   Yes X   No __

The number of shares of common stock, $.001 par value, outstanding as of November 10, 1999 was 11,462,372

                           RAINBOW TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

PART I  -       FINANCIAL INFORMATION

Item 1.         Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets at
                September 30, 1999 (unaudited) and December 31, 1998                               4

                Condensed Consolidated Statements of Income
                for  the three and nine months ended September 30, 1999 and 1998 (unaudited)       5

                Condensed Consolidated Statements of Comprehensive Income
                for  the three and nine months ended September 30, 1999 and 1998 (unaudited)       6

                Condensed Consolidated Statements of Cash Flows
                for the nine months ended September 30, 1999 and 1998 (unaudited)                  7

                Notes to Condensed Consolidated Financial Statements                               8

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                     11

PART II  -      OTHER INFORMATION

Item 1 to 5 -   Not applicable

Item 6.         Exhibits and reports on Form 8K                                                   16

SIGNATURES                                                                                        16

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

                           RAINBOW TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   A S S E T S

                                                                                  September 30,       December 31,
                                                                                     1999                 1998
                                                                                  -------------       ------------
                                                                                  (unaudited)
Current assets:
 Cash and cash equivalents .................................................      $ 21,628,000        $ 29,900,000
 Marketable securities available-for-sale ..................................         1,083,000           6,495,000
 Accounts receivable, net of allowance for doubtful accounts
  of $721,000 and $291,000 in 1999 and 1998, respectively ..................        21,303,000          20,753,000
 Inventories ...............................................................        11,659,000          10,891,000
 Unbilled costs and fees ...................................................         2,229,000           2,740,000
 Prepaid expenses and other current assets .................................         5,479,000           3,815,000
                                                                                  ------------        ------------
      Total current assets .................................................        63,381,000          74,594,000
Property, plant and equipment, at cost:
 Buildings .................................................................         7,917,000           8,580,000
 Furniture .................................................................         1,590,000           1,338,000
 Equipment .................................................................        16,402,000          13,738,000
 Leasehold improvements ....................................................         1,612,000           1,177,000
                                                                                  ------------        ------------
                                                                                    27,521,000          24,833,000
 Less accumulated depreciation and amortization ............................        10,721,000           8,873,000
                                                                                  ------------        ------------
      Net property, plant and equipment ....................................        16,800,000          15,960,000
Goodwill, net of accumulated amortization of $12,638,000 and
  $11,731,000 in 1999 and 1998, respectively ...............................        17,104,000           6,318,000
Product licenses, net of accumulated amortization of $1,708,000
  and $1,190,000 in 1999 and 1998, respectively ............................         5,378,000           5,855,000
Other assets, net of accumulated amortization of $2,470,000
  and $1,463,000 in 1999 and 1998, respectively ............................         7,108,000           7,026,000
                                                                                  ------------        ------------
                                                                                  $109,771,000        $109,753,000
                                                                                  ============        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable ..........................................................      $  5,972,000        $  5,542,000
 Accrued payroll and related expenses ......................................         4,621,000           5,150,000
 Other accrued liabilities .................................................         4,730,000           3,861,000
 Long-term debt, due within one year .......................................           253,000             278,000
                                                                                  ------------        ------------
      Total current liabilities ............................................        15,576,000          14,831,000
Long-term debt, net of current portion .....................................         1,141,000           1,458,000
Other liabilities ..........................................................         1,373,000           1,263,000
Shareholders' equity:
 Common stock, $.001 par value, 20,000,000 shares authorized, 11,436,840 and 11,773,595 shares issued and outstanding in 1999 and 1998,
   respectively ............................................................            11,000              12,000
 Additional paid-in capital ................................................        25,081,000          30,335,000
 Accumulated other comprehensive loss ......................................          (762,000)           (447,000)
 Retained earnings .........................................................        67,351,000          62,301,000
                                                                                  ------------        ------------
      Total shareholders' equity ...........................................        91,681,000          92,201,000
                                                                                  ------------        ------------
                                                                                  $109,771,000        $109,753,000
                                                                                  ============        ============

                             See accompanying notes.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                            Three months ended                Nine months ended
                                                      ------------------------------    ------------------------------
                                                      September 30,    September 30,    September 30,    September 30,
                                                           1999             1998             1999             1998
                                                      -------------    -------------    -------------    -------------
Revenues:
  Software protection products ....................    $14,273,000      $14,250,000      $43,615,000      $42,871,000
  Information security products ...................      9,910,000       12,296,000       31,988,000       35,309,000
  Internet products and services ..................      5,862,000          202,000        9,865,000          341,000
  Ion beam surface treatment ......................        120,000            9,000          207,000           27,000
                                                       -----------      -----------      -----------      -----------
       Total revenues .............................     30,165,000       26,757,000       85,675,000       78,548,000
Operating expenses:
  Cost of software protection products ............      4,096,000        4,364,000       12,655,000       11,778,000
  Cost of information security products ...........      8,117,000        9,524,000       28,133,000       27,336,000
  Cost of internet products and services ..........      2,903,000           96,000        4,562,000          303,000
  Cost of ion beam surface treatment ..............          6,000            1,000           39,000           21,000
  Selling, general and administrative .............      8,508,000        6,551,000       23,013,000       18,559,000
  Research and development ........................      3,029,000        1,924,000        8,488,000        6,581,000
  Goodwill amortization ...........................        562,000          715,000        1,765,000        2,019,000
  Provision for reorganized operations ............             --         (222,000)              --          148,000
  Acquired research and development ...............             --               --               --        1,500,000
                                                       -----------      -----------      -----------      -----------
       Total operating expenses ...................     27,221,000       22,953,000       78,655,000       68,245,000
                                                       -----------      -----------      -----------      -----------
Operating income ..................................      2,944,000        3,804,000        7,020,000       10,303,000
Interest income ...................................        181,000          338,000          714,000          922,000
Interest expense ..................................        (46,000)         (53,000)        (143,000)        (162,000)
Other income (expense), net .......................        342,000          138,000          751,000         (852,000)
                                                       -----------      -----------      -----------      -----------
Income before provision for taxes .................      3,421,000        4,227,000        8,342,000       10,211,000
Provision for income taxes ........................      1,346,000        1,626,000        3,292,000        5,359,000
                                                       -----------      -----------      -----------      -----------
Net income ........................................    $ 2,075,000      $ 2,601,000      $ 5,050,000      $ 4,852,000
                                                       ===========      ===========      ===========      ===========
Net income per share:
  Basic ...........................................    $       018      $      0.22      $      0.44      $      0.42
                                                       ===========      ===========      ===========      ===========
  Diluted .........................................    $      0.18      $      0.21      $      0.42      $      0.40
                                                       ===========      ===========      ===========      ===========
Shares used in computing net income per share:
  Basic ...........................................     11,308,000       11,715,000       11,525,000       11,686,000
                                                       ===========      ===========      ===========      ===========
  Diluted .........................................     11,634,000       12,136,000       11,945,000       12,051,000
                                                       ===========      ===========      ===========      ===========

                             See accompanying notes

                           RAINBOW TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)

                                                                Three Months Ended            Nine Months Ended
                                                          -----------------------------  ----------------------------
                                                          September 30,   September 30,  September 30,  September 30,
                                                          -------------   -------------  -------------  -------------
                                                               1999           1998           1999           1998
                                                            ----------     ----------     ----------     ----------
Net income .............................................    $2,075,000     $2,601,000     $5,050,000     $4,852,000
Other comprehensive income (loss):
    Foreign currency translation adjustment ............     1,594,000      1,323,000       (433,000)     2,448,000
    Unrealized gain (loss) on securities ...............       (45,000)         2,000        (88,000)        (2,000)
    Reclassification adjustment ........................            --                                       (6,000)
                                                            ----------     ----------     ----------     ----------
    Other comprehensive  income (loss),
      before income taxes ..............................     1,549,000      1,325,000       (521,000)     2,440,000
    Provision for income taxes related to other
      comprehensive income (loss) ......................      (610,000)      (501,000)       206,000       (922,000)
                                                            ----------     ----------     ----------     ----------
    Other comprehensive income (loss), net of taxes ....       939,000        824,000       (315,000)     1,518,000
                                                            ----------     ----------     ----------     ----------
 Comprehensive income ..................................    $3,014,000     $3,425,000     $4,735,000     $6,370,000
                                                            ==========     ==========     ==========     ==========

                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                         Nine Months Ended
                                                                             -----------------------------------------
                                                                             September 30, 1999     September 30, 1998
                                                                             ------------------     ------------------
Cash flows from operating activities:
 Net income ..........................................................          $  5,050,000           $  4,852,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Amortization .......................................................             3,374,000              3,014,000
  Depreciation .......................................................             2,363,000              2,177,000
  Change in deferred income taxes ....................................            (1,340,000)               (78,000)
  Allowance for doubtful accounts ....................................               437,000               (165,000)
  Loss from retirement of property, plant, and equipment .............                66,000                 47,000
  Write-down of long-term investment .................................                    --              1,320,000
  Write-off of capitalized software ..................................                    --                784,000
  Minority interest in subsidiary's loss .............................              (601,000)              (241,000)
  Write-off of in-process research and development ...................                    --              1,500,000
  Provision for restructured operations ..............................                    --                 98,000
  Changes in operating assets and liabilities:
  Accounts receivable ................................................            (1,389,000)            (1,080,000)
  Inventories ........................................................              (930,000)              (951,000)
  Unbilled costs and fees ............................................               511,000              1,782,000
  Prepaid expenses and other current assets ..........................            (1,671,000)                23,000
  Accounts payable ...................................................               522,000                121,000
  Accrued liabilities ................................................               248,000             (1,887,000)
  Billings in excess of costs and fees ...............................                    --                330,000
  Deferred revenues ..................................................               (59,000)                    --
  Income taxes payable ...............................................             2,042,000                591,000
                                                                                ------------           ------------
   Net cash provided by operating activities .........................             8,623,000             12,237,000
Cash flows from investing activities:
 Purchase of marketable securities ...................................                    --             (5,336,000)
 Sale of marketable securities .......................................             5,412,000              4,216,000
 Purchases of property, plant, and equipment .........................            (3,941,000)            (3,280,000)
 Net cash paid for acquisition of Wyatt River Software, Inc. .........                    --             (7,871,000)
 Net cash paid for acquisition of Systematic Systems Integration, Inc.            (9,361,000)                    --
 Net cash paid for acquisition........................................            (1,500,000)                    --
 Other non-current assets ............................................              (635,000)            (1,597,000)
 Capitalized software development costs ..............................              (826,000)              (872,000)
                                                                                ------------           ------------
   Net cash used in investing activities .............................           (10,851,000)           (14,740,000)
Cash flows from financing activities:
 Exercise of Rainbow common stock options ............................               998,000              1,439,000
 Investment by new partners in QM Technologies, Inc. .................               610,000                998,000
 Payment of long-term debt ...........................................              (206,000)              (205,000)
 Purchase of treasury stock ..........................................                    --               (662,000)
 Purchase and retirement of common stock .............................            (7,974,000)                    --
                                                                                ------------           ------------
   Net cash provided by (used in) financing activities ...............            (6,572,000)             1,570,000
Effect of exchange rate changes on cash ..............................               528,000                896,000
                                                                                ------------           ------------
Net decrease in cash and cash equivalents ............................            (8,272,000)               (37,000)
Cash and cash equivalents at beginning of period .....................            29,900,000             29,556,000
                                                                                ------------           ------------
Cash and cash equivalents at end of period ...........................          $ 21,628,000           $ 29,519,000
                                                                                ============           ============
Supplemental disclosure of cash flow information:
 Income taxes paid ...................................................          $    470,000           $  4,679,000
 Interest paid .......................................................               140,000                159,000

                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (unaudited)

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

In the opinion of the Company's management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 1999 and results of operations for the three and nine months ended September 30, 1999 and 1998. The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's December 31, 1998 Annual Report on Form 10-K. Results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results to be expected for the full year.

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

Inventories, other than inventoried costs relating to long-term contracts, are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:

                                      September 30,1999    December 31, 1998
                                      -----------------    -----------------
      Inventoried costs related
        to long-term contracts           $ 4,833,000          $ 5,237,000
      Finished goods ..........            4,101,000            4,426,000
      Work in process .........            1,542,000              311,000
      Raw materials ...........            1,183,000              917,000
                                         -----------          -----------
                                         $11,659,000          $10,891,000
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

8. Industry segments

The company operates in three industry segments. The first segment is the development and sale of devices which protect data and software from unauthorized use (Software Protection Products segment). The second segment is the development and sale of information security products to provide privacy and security for voice communication and data transmission (Information Security Products segment). The third segment is the development and sale of services which accelerate performance of security servers and virtual private networks and services which provide access control to computer networks, Internet Web sites and virtual private networks (Internet Products and Services segment). The identifiable assets for each segment as of September 30, 1999 were $61,369,000, $26,961,000, and $18,688,000, respectively, as compared with $86,860,000,
$31,104,000, and $634,000 as of December 31, 1998.

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

RESULTS OF OPERATIONS (dollars in thousands)

                                            Three Months Ended September 30,
                                            --------------------------------
                                                1999              1998
                                              -------            -------
Revenues
      Software Protection Products            $14,273            $14,250
      Information Security Products             9,910             12,296
      Internet Products and Services            5,862                202
      Ion Beam Surface Treatment                  120                  9
                                              -------            -------
             Total revenues                   $30,165            $26,757
                                              =======            =======
Operating Income
      Software Protection Products            $ 2,612            $ 2,332
      Information Security Products             1,558              2,549
      Internet Products and Services             (753)              (852)
      Ion Beam Surface Treatment                 (473)              (225)
                                              -------            -------
              Total operating income          $ 2,944            $ 3,804
                                              =======            =======

                                             Nine Months Ended September 30,
                                            --------------------------------
                                                1999              1998
                                              -------            -------
Revenues
      Software Protection Products            $43,615            $42,871
      Information Security Products            31,988             35,309
      Internet Products and Services            9,865                341
      Ion Beam Surface Treatment                  207                 27
                                              -------            -------
             Total revenues                   $85,675            $78,548
                                              =======            =======
Operating Income
      Software Protection Products            $ 8,133            $ 6,751
      Information Security Products             3,196              7,460
      Internet Products and Services           (2,975)            (3,209)
      Ion Beam Surface Treatment               (1,334)              (699)
                                              -------            -------
             Total operating income           $ 7,020            $10,303
                                              =======            =======

REVENUES

Revenues from Software Protection Products for the three months ended September 30, 1999 was $14,273,00, which was consistent with the same period in 1998, while revenues for the nine months ended September 30, 1999 increased by 2% to $43,615,000 when compared to the same period in 1998. Revenues from Europe decreased by 10% while revenues from the U.S. increased by 10% for the three months ended September 30, 1999 when compared to the same period in 1998. The average selling price per product in the quarter ended September 30, 1999 decreased by 6% when compared to the same period in 1998. Unit volume for the three and nine months ended September 30, 1999 increased by 8% and 1%, respectively, when compared to the corresponding periods in 1998.

Information Security Products revenues for the three and nine months ended September 30, 1999 decreased by 19% to $9,910,000 and 9% to $31,988,000, respectively, when compared to the same periods in 1998. The revenue decline was primarily due to a shift in government spending from security products to defense products.

Internet Products and Services revenues for the three and nine months ended September 30, 1999 increased by $5,660,000 and $9,524,000, respectively, when compared to the same periods in 1998. The revenue growth was primarily due to the increase in sales of Cryptoswift products and revenues generated from the acquisition of Systematic Systems Integration, Inc.

GROSS PROFIT

Gross profit from Software Protection Products for the three months ended September 30, 1999 increased to 71% of revenues compared to 69% of revenues for the corresponding period in 1998. Gross profit for the nine months ended September 30, 1999 decreased to 71% of revenues compared to 73% of revenues for the nine months ended September 30,1998. The decrease in gross profit was due to higher costs of sales as a result of increased labor and overhead costs.

Gross profit from Information Security Products for the three months ended September 30, 1999 decreased to 18% of revenues compared to 23% for the three months ended September 30, 1998. Gross profit for the nine months ended September 30, 1999 decreased to 12% of revenues compared to 22% of revenues for the nine months ended September 30, 1998. The decrease was due to the change in mix from more profitable product contracts to less profitable research and development contracts.

Gross profit from Internet Products and Services for the three and nine months ended September 30, 1999 were 51% and 54% of revenues, respectively. The increase in gross profit was due to a decrease in unit costs of internet products.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the three months ended September 30, 1999 increased to 28% of revenues compared to 25% of revenues for the corresponding period in 1998. Selling, general and administrative expenses for the nine months ended September 30, 1999 increased to 27% of revenues compared to 24% of revenues for the nine months ended September 30,1998. The increase was primarily due to additional staff and higher marketing expenses for new product introductions.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended September 30, 1999 increased to 10% of revenues compared to 7% of revenues for the corresponding period in 1998. Research and development expenses for the nine months ended September 30, 1999 increased to 10% of revenues compared to 8% of revenues for the nine months ended September 30, 1998. The increase in research and development expenses was due primarily to increased staffing and professional expenses related to Internet Products and Services.

ACQUIRED RESEARCH AND DEVELOPMENT

During the quarter ended March 31, 1998, the Company wrote-off $1,500,000 of in-process research and development acquired in the Wyatt River Software, Inc. ("Wyatt") acquisition.

OTHER INCOME (EXPENSE)

Other income for the three months ended September 30, 1999 was $342,000 compared to $138,000 for the corresponding period in 1998. For the nine months ended September 30, 1999, other income was $751,000 compared to other expense of $852,000 for the corresponding period in 1998. During the first quarter of 1998, the Company wrote-off a $1,320,000 investment which was determined to be fully impaired.

PROVISION FOR INCOME TAXES

The effective tax rate was 39% for the three months ended September 30, 1999 compared to 38% for the corresponding period in 1998. The effective tax rate for the nine months ended September 30, 1999 was 39% compared to 52% for the corresponding period in 1998. The effective tax rate for the first nine months of 1998 was negatively affected due to the non-deductibility of the charges related to the acquired in-process research and development. Excluding the effect of these charges, the effective tax rate was 41% for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of operating funds have been from operations and proceeds from sales of the Company's equity securities. The Company's cash flow from operations for the nine months ended September 30, 1999 and 1998 were $8,623,000 and $12,237,000, respectively.

Net cash used in investing activities for the nine months ended September 30, 1999 and 1998 were $10,851,000 and $14,740,000, respectively. Investing activities in 1999 included the acquisition of Systematic Systems Integration, Inc. while investing activities in 1998 included the acquisition of Wyatt River Software and certain assets of Elan Computer Group.

Net cash used in financing activities for the nine months ended September 30, 1999 were $6,572,000 while net cash provided by financing activities was $1,570,000 for the corresponding period in 1998. Financing activities in 1999 included the purchase and retirement of approximately $8 million of treasury stock.

The Company intends to use its capital resources to expand its product lines and for possible acquisitions of additional products and technologies. The Company has no significant capital commitments or requirements at this time.

The Company's subsidiary in France carries approximately $9,236,000 in interest earning deposits which may result in foreign exchange gains or losses due to the fact that the functional currency is the French franc.

The Company believes that its current working capital of $47,805,000 and anticipated working capital to be generated by future operations will be sufficient to support the Company's working capital requirements for at least the next twelve months.

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

STATE OF READINESS

IT and Non-IT Systems

The Company's IT systems principally consist of business information systems (such as mainframe and other shared computers and associated business application software) and infrastructure (such as personal computers, operating systems, networks and devices like switches and routers). As of September 30, 1999, the inventory of these systems is complete and the assessment and validation of systems deemed "business critical" is more than 90% complete. The implementation of upgraded, renovated or replacement business critical systems is scheduled to be completed by November of 1999. All of the remaining, non-critical, IT systems are being evaluated on the basis of tests (if deemed necessary), and manufacturer statements regarding Year 2000 compliance. The Company expects that the assessment and, when required, renovation or replacement of all IT systems will be completed in time to ensure no significant adverse effect on business operations.

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

External Relationships

The Company also faces a potential risk should one or more of its principal suppliers, service providers or other parties with whom the Company has a material business relationship suffer a Year 2000 related problem. A comprehensive inventory of business partners was made, and the Company has initiated contact with them in an effort to determine their state of readiness. Assessment of the risk posed to the Company will be based on the level of criticality to the Company (the potential business impact, available alternatives and resources required to replace) and the response received from each party. A cut-off date has been assigned to each business critical third party by which time that company must be assessed as "Year 2000 Ready" or a contingency plan will be implemented to ensure the Company will suffer no material impact to its ability to provide products and services to customers. Approximately 900 companies were contacted, about 100 of which are considered business critical. To-date, more than 79% of the total and 80% of the business critical suppliers have responded. The Company anticipates that this evaluation will be ongoing through 1999.

Contingency Planning

The Company recognizes the need for contingency planning in those areas where it is known, or is reasonably likely that an event or an uncertainty will create a Year 2000 system-related failure with a significant negative impact on its business operations. The Company has identified the date by which each business critical IT system, non-IT system, and business partner must be validated for Year 2000 readiness, and by which a contingency plan must be implemented to ensure uninterrupted business operations. Contingency planning is expected to be completed for each of these systems no later than that date, and in all cases, no later than November 1999.

Costs

The Company has incurred approximately $782,000 as of September 30, 1999, to address its Year 2000 issues. The Company presently estimates that the total cost of addressing its Year 2000 issues will be approximately $800,000 to $1,000,000. This estimate was derived utilizing numerous assumptions. First, the current staff is adequate to finish the project. Second, the product is already Year 2000 compliant. Next, to the best of its knowledge, the Company estimates that approximately 90% of the work is already done and that no system changes are anticipated. However, there can be no guarantee that these assumptions are accurate, and actual results could differ materially from those anticipated.

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

Dated: November 12, 1999


                                            RAINBOW TECHNOLOGIES, INC.

                                            By:




                                            /s/ Patrick Fevery
                                            Chief Financial Officer