Form 10-K405
period 1999-12-31
RAINBOW TECHNOLOGIES INC
filed 2000-03-30
CIK 819706

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As at March 16, 2000, the aggregate market value of the voting stock of the Registrant (based upon the closing sales price of the shares on the NASDAQ National Market System) held by non-affiliates was approximately $464,877,568.

     As at March 16, 2000, there were outstanding 12,193,510 shares of Common Stock of the Registrant, par value $.001 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Registrant's Proxy Statement to be submitted to the Commission on or before April 30, 2000, are incorporated by reference into Part III.

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

ITEM 1. BUSINESS

  General

     Rainbow Technologies, Inc., a Delaware corporation, (the "Company") is a leading developer and supplier of computer network security products that secure the rights to software and other digital content, and that provide privacy and security for computer network and Internet communications and commerce. In addition, the Company provides creative, technical and consulting services that assist clients to transition their business processes to the Internet through custom, high performance, secure eBusiness solutions.

     The Company's products include: (i) software protection products for (a) anti-piracy, (b) license management and tracking, and (c) software distribution over the Internet (the "Software Protection Products"); (ii) information security products to protect network and satellite communications (the "Information Security Products"); and (iii) Internet security products for: (a) accelerated Internet commerce transaction capabilities in a secure environment,
(b) access controls for computer networks including Virtual Private Networks; and (c) professional services with expertise in eCommerce, Knowledge Management, Infrastructure, Security, Business Intelligence, Wireless Computing, and Business Consulting (the "Internet Products and Services").

     The Company's principal offices and subsidiaries are located in North America, Europe and Asia. Unless the context otherwise requires, the term "Company" refers to Rainbow Technologies, Inc. and its subsidiaries.

  Industry Background

     Since its inception in 1984, the Company has been the leading developer and supplier of proprietary security products that prevent unlicensed use and piracy of software, and products that protect the confidentiality of digital content transmitted over telecommunications systems. The Company applies "encryption" technology in all of its security products. Encryption is the process of making data indecipherable to anyone other than authorized users. The computer and software industries have evolved from a market comprised primarily of stand-alone personal computers and single licensed software programs to a market where computers are connected to networks, including the Internet, and software licenses are purchased for multiple users within entire enterprises. The Company has kept pace with the evolving market by applying its encryption expertise to computer security products and solutions that correspond to market changes.

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

     During 1999, the Company acquired three companies which provide professional services with expertise in eCommerce, Knowledge Management, Infrastructure, Application Development, ERP Integration, Security, Business Intelligence, Wireless Computing and Business Consulting. The Company helps companies transition their business processes to the Internet through custom, high performance, secure eBusiness solutions.

     Intranets, Extranets and Websites (collectively "Internet Applications") provide companies with a new set of tools for improving basic business processes such as communications, data transmission, marketing, transaction processing and customer service. An Intranet enables a company's employees to receive corporate information and training efficiently, communicate through e-mail, use the internal network's business application and access proprietary information and legacy databases. An Extranet can extend part or all of the functionality of a secure Intranet to selected business partners outside of the company, such as customers, suppliers or distributors. On the consumer side, Websites support the full cycle of customer interaction with a brand. Websites can present advertising and marketing materials in new and compelling fashions, display products and services in electronic catalogs, offer products and services for sale online, process transactions and fulfill orders, provide customers with rapid and accurate responses to their questions and gather customer feedback efficiently.

     Businesses are rapidly adopting Internet Applications. Companies implementing Internet Applications often must rely on fundamentally new business approaches because these solutions utilize new technologies and allow companies to implement a broad scope of business process improvements. Businesses seeking to realize the benefits provided by Internet Applications face a formidable series of challenges presented by the need to link business strategy with new and rapidly changing technologies and continuously updated content. Before creating an Intranet, Extranet or Website, a company must first conduct a thorough needs assessment to review its strategic business requirements and compare them to the capabilities of its existing processes and systems. Next, the company must design the solution and develop an implementation plan. The implementation, establishment and maintenance of the solution will require significant technical expertise in a number of areas, such as electronic commerce systems, security and privacy technologies, application and database programming, mainframe and legacy integration technologies and advanced user interface and multimedia production.

     To perform the multitude of Internet professional services, a company would have to make substantial commitments of time, money and technical personnel to keep current with rapidly evolving technologies, content presentation techniques and competitors' offerings. Professionals with the requisite strategic, technical and creative skills are often in short supply and many organizations are reluctant to expand their internal information systems or marketing departments for particular engagements at a time when they are attempting to minimize fixed costs to increase returns on investment. At the same time, external economic factors encourage organizations to focus on their core competencies and limit workforces in the information technology management area. Accordingly, many businesses have chosen to outsource a significant portion of the design, development and maintenance of their Intranets, Extranets and Websites to independent professionals. These independent professionals can leverage accumulated strategic, technical and creative talent and track developments in a field characterized by extremely short technology, process and content lifecycles.

     The Company believes that the rapidly increasing demand for Internet applications has created a significant market opportunity for its unique services.

  Strategy

     SOFTWARE PROTECTION PRODUCTS. The Company's strategy for its Software Protection Products is to offer software and information publishers a suite of products and services that prevent the unauthorized use of software and digital content, such as Web-based content, and products that enable the secure delivery of software over the Internet. The Company has continually expanded its offering of Software Protection Products by focusing its research and development efforts and strategic acquisition plans on software security protection solutions for use on a variety of computer operating systems and hardware platforms. This includes the Company's license management and Internet license delivery products for software developers and information technology managers. The Company also offers software and information publishers professional consulting services to assist them in assessing, designing and implementing software and digital content security solutions.

     INFORMATION SECURITY PRODUCTS. The Company's Information Security Products strategy is to offer the U.S. Government and commercial enterprises, requiring the highest level of security, products and development services to assist clients with assessing, designing and implementing computer network security, access control and Information Security Products solutions. In furtherance of this strategy, the Company has built relationships with industry organizations to expand the Company's sales opportunities. The Company has also invested significant resources in pursuing opportunities to develop innovative network security technology and products for U.S. Government and commercial applications. The Company intends to utilize technology and products developed for the U.S. Government to create and introduce new commercial network security products. Also, the Company is marketing its Internet Products and Services to the U.S. Government.

     INTERNET PRODUCTS AND SERVICES. The Company's strategy for its Internet Products and Services is to offer companies involved in electronic commerce industries, and manufacturers of Internet computer servers, Internet appliances, firewalls, routers and switching equipment, a suite of products that provide accelerated transaction processing in a secure environment, and that provide access control to computer networks, Internet Websites and Virtual Private Networks ("VPNs"). A VPN is a network of interconnected computers where the privacy of the communication between any two computers on the network is maintained through the use of encryption technology. The Company's Internet Products and Services include proprietary technology that enables businesses offering Internet commerce and communications accelerated transaction processing in a secure environment. The Company also offers its customers a portable security hardware device or "token" that authenticates client access to VPNs, secured computer network equipment and the Internet. The Company has invested significant resources in marketing and building strategic relationships with leading Internet equipment providers and electronic commerce industries such as financial and electronic brokerage services and telecommunications. The Company intends to introduce new Internet Products and Services that combine high performance encryption, acceleration and advanced telecommunication features. The Company also intends to offer professional consulting services to assist clients in determining computer network and Internet security requirements and in designing and implementing the appropriate network security solutions. The Company's strategy is to continue to expand its customer base using the Company's unique ability to provide secure eCommerce solutions. Acquisitions and geographic expansion are part of the Company's strategy. The Company believes that its experience in providing security solutions to digital applications and unique processes enable the Company to differentiate its offering of services from other consulting entities.

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

     The Company also offers software-based products that provide software license management and that provide Software Protection Products over the Internet. These products offer software developers greater flexibility in how their products are licensed and distributed.

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

     SENTINELEXPRESS. A software licensing tool for software developers to provide Software Protection Products and license activation via the Internet. It allows developers to securely distribute demos and licensed applications on the Internet, and automatically generate or activate software licenses from the developer's Website. It allows consumers to evaluate, purchase and activate software automatically and easily through a developer's Website 24-hours a day.

INFORMATION SECURITY PRODUCTS

     The Company believes the importance of protecting the privacy and security of satellite and computer network communications has increased in direct proportion to technological advances, capabilities and overall growth in telecommunications industries. Information security remains critical to government and defense applications, and is increasingly valued by private sector businesses to protect communications. The Company's Information Security Products are comprised of ASIC circuits, electronic assemblies and products to encrypt electronic communications, and are designed and developed by the Company for use in government and commercial applications.

     The Company's Information Security Products are currently categorized into four general areas of customer applications:

     SPACE-BASED PRODUCTS. These products are comprised of ASIC circuits and electronic assemblies to decrypt (unscramble) satellite command links and encrypt (scramble) the communications that provide vital information about the satellite (telemetry).

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

INTERNET PRODUCTS AND SERVICES

     The Company's Internet Products use patent-pending technology to provide Internet commerce companies and manufacturers of Internet computer servers, firewalls, routers and switching equipment with increased security and accelerated Internet commerce transaction capabilities. A "firewall" is technology used for preventing unwanted inbound or outbound data at the boundary of a computer network based upon a set of established rules. A "router" is a computer networking device that is responsible for directing the "route" data will travel enroute to its final destination.

     The Company's Internet Products also include portable security tokens that offer a security solution to a variety of computer network, Internet and information control issues, including secure access to VPNs.

     The Company's Internet Products and Services include:

     CRYPTOSWIFT. A high performance security co-processor for Internet computer transaction servers engaged in Internet commerce, electronic brokerage, financial services and other applications that require security functions of privacy and strong user authentication. It economically addresses the problem of server overload due to the calculation intense mathematics associated with "public key" encryption. This form of encryption is widely deployed in all Web servers and browsers in use today and is the basis for Secure Sockets Layer
(SSL) and Secure Electronic Transaction (SET) protocols. CryptoSwift is an industry standard PCI bus card with a proprietary ASIC co-processor. Using patent pending "wide integer" multipliers, it performs all the mathematics associated with public key encryption, allowing the server CPU to perform less calculation intense tasks. CryptoSwift offers plug-in compatibility with Netscape, Microsoft, Sun, HP and LINUX server and operating system software.

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

     IKEY. iKey is a security token that can serve as a solution to a wide variety of computer security and information control issues. The iKey can be plugged into any standard computer "USB port," and can serve to authenticate users for ensuring secure access to VPNs and computer network equipment. A "USB port" is a standard connectivity technology included on most new computers, servers and portable computer devices. Through user identification data contained in each iKey, the network is able to grant access according to the user's authorization level.

     SERVICES. The Company provides custom, high performance, secure eBusiness solutions. The Company specializes in the following services:

          1. Electronic Commerce Solutions

          2. Business Intelligence Services. Business Intelligence turns raw data into accessible, meaningful information to support better business decisions. The Company's Business Intelligence team links data sources, integrates complex back-end systems and designs data cubes to efficiently group data for meaningful presentation, analysis and reporting. The Company's clients use this information to recognize consumer trends, identify additional sales opportunities, detect cost reduction potentials and discover operational efficiencies. The Company's approach to a Business Intelligence project includes identifying key dimensions and measures, performing dimensional modeling, identifying data sources and deploying one or more data marts. This approach allows for rapid design, creation and Proof of Concept prior to deploying your Business Intelligence solution.

          3. Knowledge Management. The primary goal of Knowledge Management (KM) is to deliver the collective intellectual assets of an organization to its individual knowledge workers, helping them make informed decisions. Such intellectual assets come in many forms. Effective KM strategies optimize sources of valuable information and deliver a competitive advantage. The Company can rapidly deliver knowledge/business portal technologies to enable best practices in KM to foster information sharing and collaboration.

          4. Wireless Computing. The Company offers packaged and customized wireless solutions for applications such as: data collection; mobile transportation and logistics; ERP integration; warehouse management; work-in-progress; asset tracking; consignment inventory; compliance labeling; retail ordering; Sales Force Automation; and wireless networks. Each wireless computing project is a unique, custom endeavor involving research, evaluation, design, client validation, development and comprehensive implementation services.

          5. Infrastructure/Networking. A well-designed and constructed systems infrastructure is essential to successful eBusiness operations. These solutions typically span multiple platforms and business-critical applications demanding unified operation and integration for efficiency.

          6. Application Development. The Company provides custom desktop solutions, application integration and conversion using project management, analysis, design and quality assurance techniques. The Company's services include both in-house or on-site software development and support; project scope can range from a single application to support for a full-scale business management system. The Company's application development competencies span multiple platforms. The Company Microsoft and industry standard development tools. Development is provided on the IBM AS/400 and multiple UNIX environments. The Company also has extensive experience integrating DB2/400 databases with Windows-and UNIX-based applications.

          7. Business Consulting. Starting or converting to an eBusiness-based organization often requires fundamental changes in the way one does business, affecting departments, processes and company culture. Advanced planning is essential to successful eBusiness implementation. The Company offers the services to assist its clients in organization planning and managing the client's eBusiness strategy.

          8. ERP Integration. The Company integrates ERP systems with a variety of eBusiness applications. The Company offers a range of ERP consulting services including evaluation and optimization of current business processes, custom workflow development and integration with multiple systems and data sources. The Company's goal is to create scalable solutions that allow an organization to realize the full potential of its ERP system.

RESEARCH AND DEVELOPMENT

     Because of the rapid technological advances and other changes affecting the Company's markets, the Company's competitive position hinges upon the adaptation of its products to such changes in the market. Introduction of new products that gain market acceptance is crucial to sustainable growth. Accordingly, the Company directs research and development activity toward applying its encryption technology to design and develop new security products and the enhancement of existing products.

     In furtherance of this strategy, in January 1999, the Company entered into an agreement with a processor developer to design and fabricate a new ASIC chip which is intended to replace existing ASIC chips used in a number of the Company's security products. Expenditures for research and development related to Software Protection Products for the years ended December 31, 1999, 1998 and 1997 were $5,319,000, $5,905,000, and $5,830,000, respectively, or as a percentage of Software Protection Products revenues, 9%, 10% and 10%, respectively. The Company believes that as a result of its development efforts, its technological leadership could broaden in the future.

     The Company performs research and development with regard to its Information Security Products in connection with U.S. Government contracts. The costs incurred by the Company in connection with such research and development activities are substantially recoverable by the Company pursuant to the terms of these contracts. The Company believes that some of the research and development performed under such contracts can be applied to the emerging issues of information security. Expenditures for unfunded research and development related to Information Security Products for the years ended December 31, 1998 and 1997 were $115,000 and $189,000, respectively, or as a percentage of Information Security Products revenues, 0.2% and 0.6%, respectively. There were no unfunded research and development expenditures related to Information Security Products for the year ended December 31, 1999.

     Expenditures for research and development related to Internet Products and Services for the years ended December 31, 1999, 1998, 1997 were $3,992,000, $2,838,000, and $1,460,000, respectively. The increases in expenditures support a growing product line in the areas of performance acceleration and authentication.

     Expenditures for research and development related to Quantum Manufacturing Technologies, Inc. ("QMT") for the years ended December 31, 1999, 1998 and 1997 were $1,552,000, $1,323,000 and $945,000, respectively.

SALES AND MARKETING

     SOFTWARE PROTECTION PRODUCTS

     The Company markets its Software Protection Products to software publishers throughout the world for use with their software programs selling at retail for $500 or more in the United States, and for use with lower priced software programs sold internationally. For 1999, 1998 and 1997, 56%, 62%, and 67%, respectively, of the Company's Software Protection Products sales were made in the United States and 44%, 38%, and 33%, respectively, were made internationally. Since its formation, the Company has shipped over 20,000,000 keys to more than 34,000 customers. Among the Company's major customers are Autodesk, Inc., ESRI, Inc., Intellution, Inc., Macromedia, and Adobe, Inc.

     The Company has its own direct sales and marketing personnel for Software Protection Products in North America, Europe and Asia Pacific. In addition, the Company has over 50 distributors worldwide. During 1999, 1998 and 1997, the Company had no single customer that accounted for ten percent or more of the Company's revenues.

     The Company's direct sales force calls on targeted software publishers in order to increase usage of the Company's products. The direct sales force pursues a global marketing plan that focuses on multinational software.

     All operating units of the Company exhibit at trade shows and advertise in trade publications. The Company's technical support personnel also assist in the Company's marketing effort through pre-sale and post-sale activity.

     INFORMATION SECURITY PRODUCTS

     The Company markets its Information Security Products directly to the U.S. Government and commercial enterprises requiring the highest level of security, products and development services to assist them with assessing, designing and implementing computer network security, access control and Information Security Products solutions. Also, the Company maintains close relationships with government-related agencies and the aerospace industry. Through these relationships, the Company receives contracts for services and products on a selected source basis. In addition, contracts are awarded to the Company in response to requests for proposal from U.S. Government agencies and aerospace companies.

     INTERNET PRODUCTS AND SERVICES

  Products

     The Company markets its Internet Products directly to manufacturers of Internet computer servers, Internet appliances, Internet firewalls, routers and switching equipment, and to industries involving electronic commerce such as financial and electronic brokerage services and telecommunications. The Company markets these products through its own direct sales and marketing personnel. The Company's direct sales force calls on Fortune 1000 companies and companies providing Internet related encrypted electronic commerce or secure Web server environments.

  Services

     The Company markets its services to Fortune 500 companies, mid-sized organizations and e-start-ups. The Company has expertise in a variety of industries including manufacturing, transportation, telecommunications, entertainment, finance and education. The Company has a direct sales force, but also obtains many of its leads from its partnerships. The Company is a Microsoft Certified Solutions Provider, IBM Business Partner, Lotus Premier Partner, Symbol Business Partner, Cisco Channel Partner (Security Specialization), Hewlett Packard Channel Partner and Intermec Premier Partner.

MANUFACTURING

     SOFTWARE PROTECTION PRODUCTS

     The Company's Software Protection Products hardware keys are manufactured by subcontractors in the United States, Asia and Europe from components specified and approved by the Company. The components include ASIC chips, standard computer memory chips and standard computer hardware parts. The Company maintains control over the purchasing of materials and the planning and scheduling of the manufacturing and assembly process. After assembly of the components, the keys are delivered to the Company's facilities in the United States and Europe where the products are inspected, tested and configured. The Company believes that it is the lowest cost producer of software protection products and believes that this will continue to be a competitive advantage.

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

     The Company currently has a manufacturing relationship with Raytheon Systems Company to manufacture the Company's principal Information Security Products. Raytheon assumed the obligations of AlliedSignal, Inc., to manufacture the Information Security Products in September 1998. Raytheon is the sole supplier of the product. The manufacturing agreement expired in December 1999. The Company is currently working with other companies to provide additional manufacturing sources for product. Any interruption in the availability of the product could have a material adverse effect on the operations of the Company. Raytheon has also assumed the obligation to complete the development of an enhanced version of the Company's principal Information Security Products.

     Prior to the expiration of the manufacturing agreement with Raytheon, the Company established a manufacturing relationship with EFTC to manufacture the Company's principal Information Security products. EFTC is the sole supplier of the products. The manufacturing agreement expires in December, 2000. The Company is currently working with other companies to provide additional manufacturing sources for the products. Any interruption in the availability of the products would have a material adverse affect on the operations of the Company.

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

BACKLOG

     The Company manufactures its Software Protection Products and Internet Products and Services on the basis of its forecast of near-term demand and maintains inventory in advance of receipt of firm customer orders. Customer orders are generally placed on an "as needed" basis and are usually shipped by the Company within one week after receipt of the order. Recently, the Company has received several multi-million dollar orders for its Internet Products and Services with deliveries scheduled over six to nine months.

     As of December 31, 1999, the backlog for both of the Company's Information and Internet Security Products is approximately equal to 1999 revenues for these business segments.

INTELLECTUAL PROPERTY

     The Company believes that the value of its security products is dependent upon its proprietary algorithms and encryption techniques remaining "trade secrets." The Company has obtained copyright protection on certain of its products and trademark protection for certain of its trade names. The Company also owns several patents for its Information Security Products, and the Company has U.S. Patent applications for certain technology included in its Internet Products and Services. There can be no assurance that the Company's proprietary technology will remain a secret or that others will not develop similar technology and use such technology to compete with the Company. There can be no assurance that if the Company decides to apply for additional patents in the future for any of its products, or on any new technology or products derived therefrom, that patents will be granted.

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

     INTERNET PRODUCTS AND SERVICES

  Products

     The Company's competitors for its current Internet Products are hi/fn, Inc., n-Cipher, Inc., Chrysalis Symbolic Design, Inc., and Information Resource Engineering, Inc. The Company was first to deliver an encryption accelerator product to improve the performance of Internet transaction servers. The Company believes it is the leading supplier of accelerator products into the Internet server market.

  Services

     The Company's principal competitors in this space are a variety of national and regional eCommerce integrators.

EMPLOYEES

     The Company presently employs approximately 594 full-time employees divided among sales and marketing, manufacturing, research and development and administration. The Company believes that its employee relations are excellent. The employees and the Company are not parties to any collective bargaining agreements.

RECENT EVENTS

     On October 22, 1999, the Company completed the acquisition of InfoCal LLC (InfoCal). InfoCal creates collaborative intranet/extranet applications, knowledge portals and distance learning applications and specializes in messaging strategy migration and implementation. The total transaction value was $3.5 million, including $3 million paid in cash and 36,530 shares of Rainbow common stock valued at $500,000. In addition to the initial consideration, there is contingent consideration of up to $500,000 in each of the 2000 and 2001 calendar years. The contingent payments are based upon achievement of certain financial, revenue and strategic goals. Any additional consideration will be recorded as goodwill. This acquisition has been accounted for using the purchase method of accounting. Approximately $3.5 million was allocated to goodwill. The goodwill is being amortized on a straight-line basis over ten years.

     On September 16, 1999, the Company completed the acquisition of InfoSec Labs, Inc. (InfoSec). InfoSec has core competency in both enterprise and Internet security solutions and is renowned for its security assessment and education programs. The total transaction value was $3.1 million, including $1.6 million paid in cash and 120,209 shares of Rainbow common stock valued at $1.5 million. This acquisition has been accounted for using the purchase method of accounting. Approximately $3.1 million was allocated to goodwill and is being amortized on a straight-line basis over ten years.

     On May 12, 1999, the Company completed the acquisition of Systematic Systems Integration (Systematic) for an initial purchase price of $9.6 million in cash with an additional cash payment of $1.5 million accrued for at December 31, 1999 and paid in January, 2000. In addition, the purchase agreement provides for contingent payments of up to $1.7 million. These payments are based upon the attainment of certain revenue and gross margin goals for calendar year 2000. This acquisition has been accounted for using the purchase method of accounting. The entire purchase price has been allocated to goodwill and any additional consideration paid will also be recorded as goodwill. The goodwill is being amortized on a straight-line basis over ten years. Systematic is a California-based eCommerce integration services firm that enables companies to seamlessly integrate diverse software and hardware platforms, communication systems and Internet technologies.

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

     The Company leases a facility in Torrance, California, that is used as a sales, administration, design and production facility. The lease is for 48,000 square feet, and expires in 2002.

     The Company also leases facilities in Long Beach, California, that are used as sales, administration, design and development facilities. The leases total approximately 26,000 square feet, and expire in 2001 and 2004.

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

     The Company does not believe that any liabilities related to the legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to the Company's consolidated condition or results of operation.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company is traded on the NASDAQ National Market System under the symbol "RNBO." The following table sets forth high and low "sales" prices of the shares of Common Stock of the Company for the periods indicated (as reported by the National Quotation Bureau).

                                                              HIGH      LOW
                                                             ------    ------
2000 First Quarter (through February 29, 2000).............  44.000    20.500

1999 First Quarter.........................................  26.375     9.750
1999 Second Quarter........................................  11.875     7.938
1999 Third Quarter.........................................  15.250     9.500
1999 Fourth Quarter........................................  24.688    12.875

1998 First Quarter.........................................  19.583    15.000
1998 Second Quarter........................................  19.333    13.333
1998 Third Quarter.........................................  16.000    10.438
1998 Fourth Quarter........................................  20.125    11.875

     All per share data reflects the Company's 3-for-2 stock split effective July 1, 1998.

     As of February 29, 2000, there were approximately 6,300 holders of record of the Company's Common Stock including those shares held in "street name."

     The Company has never paid cash dividends on its Common Stock and the Board of Directors intends to retain all of its earnings, if any, to finance the development and expansion of its business. However, there can be no assurance that the Company can successfully expand its operations or that such expansion will prove profitable. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data has been derived from the consolidated financial statements of the Company for the five years ended December 31, 1999 and reflects the impact of the acquisitions of Software Security Inc. ("SSI"), on October 4, 1996, and Mykotronx, Inc. ("Mykotronx"), on June 1, 1995, which were both accounted for using the pooling-of-interests method. Share amounts for all years presented have been adjusted to reflect the impact of a 3-for-2 stock split effective July 1, 1998.

                                                       YEARS ENDED DECEMBER 31
                                        ------------------------------------------------------
                                          1999      1998(1)       1997       1996       1995
                                        --------    --------    --------    -------    -------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED CONSOLIDATED INCOME
  STATEMENT DATA:
  Total revenues......................  $121,089    $109,232    $ 94,724    $81,710    $72,584
  Income before taxes.................    13,164       8,922      19,202     17,936     16,790
  Net income..........................     8,137       2,490      11,332     10,517      9,814
  Net income per share:
     Basic............................  $    .71    $    .21    $    .97    $   .91    $   .87
     Diluted..........................       .67         .21         .95        .88        .84
Shares used in calculating
  net income per share:
     Basic............................    11,527      11,699      11,653     11,615     11,267
     Diluted..........................    12,106      11,973      11,968     11,910     11,651
SELECTED CONSOLIDATED BALANCE SHEET
  DATA:
  Total assets........................  $130,538    $109,753    $103,051    $93,364    $82,274
  Working capital.....................    48,936      59,763      55,776     60,166     50,690
  Long-term debt, net of current
     portion..........................     1,014       1,458       1,616      2,145      2,616
  Shareholders' equity................    97,890      92,201      86,359     79,076     68,251

---------------
(1) The results of operations for the year ended December 31, 1998 reflects an asset impairment charge of $3.9 million, a $1.5 million write-off of acquired in-process research and development, and a $1.3 million write-off of a fully impaired investment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following is management's discussion and analysis of certain significant factors that have affected the profitability of the Company's business segments (Software Protection Products, Information Security Products, and Internet Products and Services) and its consolidated results of operations and financial condition during the periods included in the accompanying consolidated financial statements. The following should be read in conjunction with the consolidated financial statements and related notes.

     ACQUISITIONS

     On October 22, 1999, the Company completed the acquisition of InfoCal LLC (InfoCal). InfoCal creates collaborative intranet/extranet applications, knowledge portals and distance learning applications and specializes in messaging strategy migration and implementation. The total transaction value was $3.5 million, including $3 million paid in cash and 36,530 shares of Rainbow common stock valued at $500,000. In addition to the initial consideration, there is contingent consideration of up to $500,000 in each of the 2000 and 2001 calendar years. The contingent payments are based upon achievement of certain financial, revenue and strategic goals. Any additional consideration will be recorded as goodwill. This acquisition has been accounted for using the purchase method of accounting. Approximately $3.5 million was allocated to goodwill. The goodwill is being amortized on a straight-line basis over ten years.

     On September 16, 1999, the Company completed the acquisition of InfoSec Labs, Incorporated (InfoSec). InfoSec has core competency in both enterprise and internet security solutions and is renowned for its security assessment and education programs. The total transaction value was $3.1 million, including $1.6 million paid in cash and 120,209 shares of Rainbow common stock valued at $1.5 million. This acquisition has been accounted for using the purchase method of accounting. Approximately $3.1 million was allocated to goodwill and is being amortized on a straight-line basis over ten years.

     On May 12, 1999, the Company completed the acquisition of Systematic Systems Integration (Systematic) for an initial purchase price of $9.6 million in cash with an additional cash payment of $1.5 million accrued for at December 31, 1999 and paid in January 2000. In addition, the purchase agreement provides for contingent payments of up to $1.7 million. These payments are based upon the attainment of certain revenue and gross margin goals for calendar year 2000. This acquisition has been accounted for using the purchase method of accounting. The entire purchase price has been allocated to goodwill and any additional consideration paid will also be recorded as goodwill. The goodwill is being amortized on a straight-line basis over ten years. Systematic is a California-based eCommerce integration services firm that enables companies to seamlessly integrate diverse software and hardware platforms, communication systems and Internet technologies.

     On February 26, 1998, the Company completed the acquisition of Wyatt River Software, Inc. (Wyatt). Wyatt develops, manufactures, and markets network license management software. The total transaction value was $9 million, including $3.9 million paid in cash to Wyatt stockholders and $5.1 million in assumed liabilities. This acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated based upon estimated fair values at the date of acquisition. Approximately $1.5 million of the purchase price was written off as in-process research and development at the acquisition date, approximately $2.7 million was allocated to developed software, and the remaining $4.8 million was allocated to goodwill and other intangibles. The goodwill and other intangibles are being amortized on a straight-line basis over five years. At December 31, 1998, the Company wrote-off developed software related to the Wyatt acquisition which had a net book value of $427,000. This amount has been included in research and development expense for the year ended December 31, 1998.

     On March 6, 1998, the Company entered into an agreement to purchase certain assets from Elan Computer Group, Inc. (Elan) for $800,000. The assets included Elan's license manager software technology, which the Company had previously licensed from Elan, and Elan's end-user maintenance and support relationships. In connection with the transaction, the Company entered into a Litigation Cooperation Agreement with Elan in connection with a patent infringement lawsuit entitled Globetrotter Software, Inc. vs. Elan Computer Group, Inc. No. 97-4176CW which is currently pending in the United States District Court for the Northern District of California. The action claims that the Elan technology infringes upon patents owned by Globetrotter. The lawsuit is deemed to include any and all claims made now or in the future by Globetrotter Software, Inc. Prior to the asset purchase agreement with Elan, the Company had an investment in Elan of $1,320,000. The Company owned less than 20% of Elan's stock and accounted for the investment under the cost method. During the first quarter of fiscal 1998, the Company wrote-off its investment in Elan, as it was determined that the Company's original investment was fully impaired.

     In October 1997, the Company acquired certain assets from AlliedSignal, Inc. for approximately $7 million in cash comprising AlliedSignal's "KIV-7" information security product line. The Company is the sole supplier of KIV-7 to various agencies of the U.S. Government. Simultaneous with the closing of the asset purchase transaction, the Company entered into a manufacturing and development agreement with AlliedSignal whereby Allied-Signal was to manufacture current KIV-7 products for the Company and complete the development of an enhanced version of the KIV-7 product. Raytheon assumed this manufacturing and development agreement in September, 1998.

     In May 1997, the Company completed its obligations pursuant to a Stock Purchase Agreement entered into in March 1996 which resulted in the Company investing approximately $6 million in QMT. In the fourth quarter of 1998, the Company determined that the aggregate estimated future undiscounted operating cash flows of QMT were less than the carrying amount of long-lived assets related to QMT. Based on its evaluation, the Company determined the assets with a carrying value of $6.1 million were impaired and wrote them down by $3,942,000 to the estimated fair value. Fair value was based on estimated discounted future operating cash flows of QMT. The charge had no impact on the Company's 1998 cash flows or its ability to generate cash flows in the future. As a result of the charges, depreciation and amortization expense related to those assets will decrease in future periods. As of December 31, 1999, the Company owns a 51% interest in QMT and accordingly recognizes a minority interest share in its losses. QMT, located in Albuquerque, New Mexico owns an exclusive worldwide license from Sandia National Laboratories for the commercial use and exploitation of a patented pulsed power ion beam materials treatment technology known as "IBEST."

     At December 31, 1999, the Company performed a review for impairment of the long-lived assets of QMT. The aggregate undiscounted cash flows estimated to be generated by QMT during the life of its long-lived assets are greater than their $2.1 million carrying value indicating no impairment exists at December 31, 1999. However, there is uncertainty related to the estimates used to determine these undiscounted cash flows. The most significant and uncertain of these estimates is future revenues. A significant shortfall from these revenue projections could result in these assets becoming impaired as early as June 30, 2000. The Company anticipates performing impairment reviews related to the long-lived assets of QMT on a quarterly basis in order to monitor the achievement of its revenue projections.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Software Protection Products revenue for the year ended December 31, 1999 increased 4% to $59,400,000 as compared with 1998. Revenues from international markets increased by 22% while revenues from domestic markets decreased by 7%. The increase in revenues from international markets was primarily attributable to an increase in sales generated through the addition of offices in Australia, Taiwan and China, and the Company's reorganization of its international operations. The average selling price per product for the year ended December 31, 1999 increased approximately 2% from the year ended December 31, 1998. Unit volume for the year ended December 31, 1999 increased by 2% as compared with 1998.

     During the year ended December 31, 1999, approximately 18% of the Company's Software Protection Products revenue was subject to currency fluctuations, down from 19% in 1998. Software Protection Products revenue in the future is expected to continue to be affected by foreign currency rate fluctuations.

     Information Security Products revenue for the year ended December 31, 1999 decreased 10% to $45,297,000, as compared with 1998. The revenue decline was primarily due to a shift in government spending from security products to defense products.

     Internet Products and Services revenue for the year ended December 31, 1999 increased 857% to $16,175,000 as compared with 1998. The revenue growth was primarily due to the increase in sales of Cryptoswift products and revenues generated through the acquisition of Systematic.

     Gross profit from Software Protection Products for the year ended December 31, 1999 was 70% of revenues compared with 71% of revenues for the year ended December 31, 1998.

     Gross profit from Information Security Products for the year ended December 31, 1999 was 15% of revenues compared with 22% of revenues for the year ended December 31, 1998. The decrease in gross profit was due to the change in mix from more profitable product contracts to less profitable research and development contracts.

     Gross profit from Internet Products and Services for the year ended December 31, 1999 was 50% of revenues compared with 54% of revenues for the year ended December 31, 1998. The decrease in gross profit was due to higher costs associated with the eCommerce integration services revenues.

     There can be no assurance that the Company will improve or maintain the level of gross profit percentages it experienced during the year ended December 31, 1999.

     Consolidated selling, general and administrative expenses for the year ended December 31, 1999 were 27% of revenues compared with 24% of revenues for the year ended December 31, 1998. Selling, general and administrative expenses for the year ended December 31, 1999 increased by $6,593,000 as compared with 1998. This increase was primarily due to additional staff and higher marketing expenses for new internet security product introductions and the opening of sales offices in Asia.

     Total research and development expenses for each of the years ended December 31, 1999 and 1998 was 9% of revenues. Current research and development activities are primarily focused on additional ASIC development for future products and the adaptation of the Company's existing internet security products to additional software operating environments and computer platforms.

     Goodwill amortization in 1999 decreased by $356,000 to $2,438,000 as compared with 1998, due to a lower average goodwill balance in 1999 as compared to 1998, resulting from the write-off of goodwill related to QMT at December 31, 1998, partially offset by the amortization of goodwill related to acquisitions in 1999. For the year ended December 31, 1999, goodwill amortization was 2% of revenues compared to 3% of revenues for the year ended December 31, 1998.

     Interest income for the year ended December 31, 1999, decreased by 37% to $862,000, as compared with 1998, primarily due to lower average cash and cash equivalent balances during 1999.

     At December 31, 1999, the Company held a 51% interest in one of its subsidiaries, QMT, referred to as Ion Beam Surface Treatment in the Company's financial statements. For the year ended December 31, 1999, QMT incurred a $1,869,000 loss, including a write-off of impaired long-lived assets of $144,000. The Company recognized a minority interest share in the 1999 loss of approximately $880,000.

     During the year ended December 31, 1999, the Company incurred foreign currency gains of $752,000, primarily due to dollar denominated deposit accounts maintained in Europe. During the year ended December 31, 1998, the Company recognized foreign currency losses of $90,000, also primarily due to dollar denominated deposit accounts maintained in Europe. Such foreign currency gains and losses result from the movement in the value of the U.S. dollar against the functional currencies used by the Company's foreign subsidiaries.

     The effective tax rate was 38% for the year ended December 31, 1999 compared to 72% for the year ended December 31, 1998. The effective tax rate for 1998 was negatively affected due to non-deductibility of the charges related to acquired in-process research and development, the non-deductibility of the write-off of a long-term investment, and asset impairment charges related to QMT. Excluding the effect of these charges, the effective tax rate was 43% for the twelve months ended December 31, 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

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

     Internet Products and Services revenue for the year ended December 31, 1998 increased 661% to $1,690,000 as compared with 1997. The revenue growth was primarily due to the adoption of Hewlett Packard and Watchguard as OEM's for the Company's Internet products.

     Gross profit from Software Protection Products for the year ended December 31, 1998 was 71% of revenues which was consistent with the year ended December 31, 1997. There can be no assurance that the Company will improve or maintain the level of gross profit percentage it experienced during the year ended December 31, 1998.

     Gross profit from Information Security Products for the year ended December 31, 1998 was 22% of revenues compared with 20% of revenues for the year ended December 31, 1997. The increase in gross profit was due to the change in mix from less profitable research and development contracts to more profitable product contracts.

     Gross profit from Internet Products and Services for the year ended December 31, 1998 was 54% of revenues compared with 51% of revenues for the year ended December 31, 1997. The increase in gross profit was due to the decrease in overall unit costs as a result of the increase in total sales.

     Selling, general and administrative expenses for the years ended December 31, 1998 were 24% of revenues compared with 23% of revenues for the year ended December 31, 1997. Selling, general and administrative expenses for the year ended December 31, 1998 increased by $4,642,000 as compared with 1997. This increase was primarily due to additional staff and higher marketing expenses for new product introductions in software protection and internet security products and subsidiary reorganization costs which were primarily related to the Company's efforts to lower its future effective tax rate.

     Research and development expenses for both years ended December 31, 1998 and 1997 was 9% of revenues. Current research and development activities are primarily focused on additional ASIC development for future products and the adaptation of the Company's existing products to additional software operating environments and computer platforms.

     Goodwill amortization for the year ended December 31, 1998 increased $1,002,000 as compared with 1997 due to an increase in goodwill resulting from the 1998 Wyatt acquisition.

     In the fourth quarter 1998, the Company determined that the aggregate estimated future undiscounted operating cash flows of QMT, a majority owned subsidiary, referred to as Ion Beam Surface Treatment in the Company's financial statements, were less than the carrying amount of long-lived assets related to QMT. Based on its evaluation, the Company determined the assets with a carrying value of $6,105,000 were impaired and wrote them down by $3,942,000 to the estimated fair value. Fair value was based on estimated discounted future operating cash flows of QMT. For the year ended December 31, 1998, the Company recognized a minority interest share in the loss of QMT.

     During the year ended December 31, 1998, the Company wrote-off $1,500,000 of in-process research and development acquired in Wyatt acquisition.

     Interest income for the year ended December 31, 1998 decreased by 14% to $1,375,000, as compared with 1997, primarily due to lower average cash and cash equivalent balances during 1998.

     During the first quarter of fiscal 1998, the Company wrote-off a $1,320,000 investment which was determined to be fully impaired. This amount has been included in other income (expense), net for the year ended December 31, 1998.

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

     The effective tax rate was 72% for the year ended December 31, 1998 compared to 41% for the year ended December 31, 1997. The effective tax rate for 1998 was negatively affected due to non-deductibility of the charges related to acquired in-process research and development, the non-deductibility of the write-off of the original investment in Elan, and impairment charges related to its investment in QMT. Excluding the effect of these charges, the effective tax rate was 43% for the twelve months ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of operating funds have been from operations and proceeds from sales of the Company's equity securities. The Company's cash flow from operations during 1999, 1998 and 1997 was $11,127,000, $12,269,000, and $12,948,000, respectively. The impact of a higher accounts receivable balance in 1999 was partially offset by amortization and depreciation and higher accounts payable and accrued liability balances. The impact of a higher accounts receivable balance in 1998 was offset by the asset impairment charge related to QMT.

     Net cash used in investing activities for 1999 increased from 1998 due to the acquisition of Systematic, InfoSec and InfoCal, offset by increased proceeds from the sale of marketable securities. Net cash used in investing activities for 1998 increased from 1997 due to the acquisition of Wyatt and increased proceeds from the sales of marketable securities during 1997.

     The Company intends to use its capital resources to expand its product lines and for possible acquisitions of additional products and technologies. The Company has no significant capital commitments or requirements at this time.

     At December 31, 1999 the Company's subsidiaries in France and the Netherlands carry approximately $9.9 million and $2.7 million, respectively, in interest earning deposits which may result in foreign exchange gains or losses due to the fact that the functional currency in those subsidiaries is not the U.S. dollar.

     Management believes that the effect of inflation on the business of the Company for the past three years has been minimal.

     The Company believes that its current working capital of $48,936,000 and anticipated working capital to be generated by future operations will be sufficient to support the Company's working capital requirements through at least December 31, 2000.

IMPACT OF YEAR 2000

     Year 2000 problems are the result of computer programs being written using two digits rather than four to define the applicable year. If not corrected, many computer applications could fail or create erroneous results by not recognizing "00" to mean the year 2000.

     In 1999, the Company completed its testing of all critical software and hardware systems and determined that all are Year 2000 compliant. Vendor certifications were received from all critical vendors indicating that they were either currently compliant or that they would be compliant by December 31, 1999.

     The Company has not experienced and does not expect to experience any significant Year 2000 problems or interruptions. There can be no assurance that mission critical vendors and customers will not incur a Year 2000 problem or interruption, but the Company believes adequate computer file backup procedures and manual operating procedures will enable the continuance of the critical processes of its business.

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

INTEREST RATE RISK

     At December 31, 1999 and 1998, the Company's cash equivalents and short-term investments included approximately $1.2 million and $6.5 million, respectively, of fixed income securities. These securities are subject to interest rate risk and may decline in value when interest rates change. At December 1999 all of the Company's fixed income securities mature during 2012. An adverse change of 10% in interest rates would have an immaterial effect on the fair value of these securities. These investments do not represent a material market risk to the Company. The Company places substantially all of its interest bearing investments with major financial institutions and, by policy limits the amount of credit exposure to any one financial institution. Additionally, the Company does not hold or issue financial instruments for trading, profit or speculative purposes.

EQUITY PRICE RISK

     The Company holds investments in various available-for-sale equity securities which are subject to price risk. The fair value of such investments, as of December 31, 1999 and 1998 was approximately $2 million. The potential change in the fair value of these investments, assuming a 10% decline in prices would be approximately $200,000 for 1999 and 1998.

FOREIGN EXCHANGE RATE RISK

     The Company operates internationally and has adopted local currencies as the functional currencies for its foreign subsidiaries because their principal economic activities are most closely tied to the respective local currencies. This exposes the Company to market risk from changes in foreign exchange rates to the extent that transactions are not denominated in the U.S. dollar. In consolidation, the Company converts the accounts of its foreign subsidiaries from the functional currency to the U.S. dollar. As a result the Company faces the risk that the foreign currencies will have declined in value as compared to the U.S. dollar, resulting in a foreign currency translation loss. Assuming an adverse 10% foreign exchange rate fluctuation, the Company would have experienced translation losses of approximately $2 million for 1999 and 1998.

     The Company's earnings are affected by fluctuations in the value of the U.S dollar as compared to foreign currencies as a result of the sales of its products in foreign markets. Assuming an adverse 10% foreign exchange rate fluctuation, the Company would have had a decrease in net income of approximately $500,000 and $200,000 for the years ended December 31, 1999 and 1998, respectively. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition, to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and Schedule of the Company are listed in Item 14 (a) and included herein on pages F-1 through F-24.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has not had any disagreement with its independent auditors on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 10. ALL DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the information appearing under the caption "Election of Directors" in the Company's Proxy Statement to be submitted to the Commission on or before April 30, 2000.

ITEM 11. EXECUTIVE COMPENSATION

     Reference is made to the information appearing under the caption "Executive Compensation" in the Company's Proxy Statement to be submitted to the Commission on or before April 30, 2000.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be submitted to the Commission on or before April 30, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be submitted to the Commission on or before April 30, 2000.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. CONSOLIDATED FINANCIAL STATEMENTS

       Report of Independent Auditors.

       Consolidated Balance Sheets at December 31, 1999 and 1998.

       Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997.

       Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997.

       Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

       Notes to Consolidated Financial Statements.

     2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

       II. Consolidated Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998 and 1997.

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     3. EXHIBITS

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     2(i)     Agreement and Plan of Reorganization, dated as of January
              26, 1995 among the Company, Rainbow Acquisition Inc., a
              California corporation and a wholly owned subsidiary of
              Rainbow, and Mykotronx, Inc., a California corporation
              ("Mykotronx") (incorporated by reference to the Company's
              Registration Statement on Form S-4 under the Securities Act of 1933, as amended, effective on April 20, 1995,
              Registration No. 33-89918).
     2(ii)    Agreement and Plan of Merger, dated September 30, 1996, by and among the Company, RNBO Acquisition Corporation, a
              Nevada corporation and a wholly-owned subsidiary of the
              Company, and Software Security, Inc., a Connecticut
              corporation (incorporated by reference to Exhibit 2(ii) of the Company's 1996 Annual Report on Form 10-K under the
              Securities Exchange Act of 1934 filed in March 1997 (the
              "1996 10-K")).
     2(iii)   Agreement and Plan of Merger, dated March 6, 1998, by and
              among the Company, WRS Acquisition Corp, a California
              corporation and wholly owned subsidiary of the Company, and
              Wyatt River Software, Inc. (incorporated by reference to
              Exhibit 2(iii) of the Company's 1997 Annual Report on Form
              10-K under the Securities Exchange Act of 1934 filed in
              March 1998 (the "1997 10-K")).
     3(i)     Articles of Incorporation of Rainbow, as amended
              (incorporated by reference to Exhibit 3(a) to Rainbow's
              Registration Statement on Form S-18 under the Securities Act of 1933, as amended, filed on July 20, 1987 -- File No.
              33-15956-LA (the "S-18 Registration Statement")).
     3(ii)    By-Laws of Rainbow (incorporated by reference to Exhibit
              3(b) to the S-18 Registration Statement).
     4(a)     See Exhibit 3(i).
     4(b)     See Exhibit 3(ii).
     4(c)     Rights Agreement, dated as of July 29, 1997, between the
              Company and U.S. Stock Transfer Corporation, as Rights Agent
              (incorporated by reference to Exhibit 4(c) to the Company's
              1997 10-K).

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    10(a)     Lease for premises at 50 Technology Drive, Irvine,
              California, dated June 1, 1995, between the Company and
              Birtcher Medical Systems, Inc., a California corporation
              (filed as an exhibit to the Company's 1995 Form 10-K).
    10(b)     Agreement, dated October 1996, between the Company and
              National Semiconductor Corporation (incorporated by
              reference to Exhibit 10(b) of the Company's 1998 Annual
              Report on Form 10-K under the Securities Exchange Act of
              1934 filed in March, 1999 (the "1998 10-K")).
    10(c)     Agreement, dated December 1998, between the Company and EM
              Microelectronic -- Marin S.A. (incorporated by reference to
              Exhibit 10(c) of the 1998 10-K).
    10(d)     1990 Incentive Stock Option Plan as amended (incorporated by reference to Exhibit 10(j) of the 1991 10-K).
    10(e)     Employment Agreement, dated February 16, 1990, between the
              Company and Walter W. Straub (incorporated by reference to
              Exhibit 10(j) of the 1989 10-K).
    10(f)     Change of Control Agreement, dated February 16, 1990,
              between the Company and Walter W. Straub (incorporated by
              reference to Exhibit 10(k) of the 1989 10-K).
    10(g)     Employment Agreement, dated January 15, 1992, between the
              Company and Peter M. Craig (incorporated by reference to
              Exhibit 10(m) of the 1991 10-K).
    10(h)     Change of Control Agreement, dated January 15, 1992, between the Company and Peter M. Craig (incorporated by reference to
              Exhibit 10(n) of the 1991 10-K).
    10(i)     Employment Agreement, dated January 5, 1995, between the
              Company and Norman L. Denton, III (incorporated by reference to Exhibit 10(j) of the Company's 1994 Annual Report on Form
              10-K under the Securities Exchange Act of 1934, filed in
              March 1995 (the "1994 10-K")).
    10(j)     Change of Control Agreement, dated January 5, 1995, between the Company and Norman L. Denton, III (incorporated by
              reference to Exhibit 10(k) to the 1994 10-K).
    10(k)     Employment Agreement, dated January 5, 1995, between the
              Company and Patrick E. Fevery (incorporated by reference to
              Exhibit 10(l) of the 1994 10-K).
    10(l)     Change of Control Agreement, dated January 5, 1995, between the Company and Patrick E. Fevery (incorporated by reference to Exhibit 10(m) of the 1994 10-K).
    10(m)     Employment Agreement, dated January 5, 1995, between the
              Company and Paul A. Bock (incorporated by reference to
              Exhibit 10(n) of the 1994 10-K).
    10(n)     Change of Control Agreement, dated January 5, 1995, between the Company and Paul A. Bock (incorporated by reference to
              Exhibit 10(o) of the 1994 10-K).
    10(o)     Employment Agreement, dated April 7, 1997, between the
              Company and Aviram Margalith (incorporated by reference to
              Exhibit 10(o) of the 1997 10-K).
    10(p)     Change of Control Agreement, dated April 7, 1997, between
              the Company and Aviram Margalith (incorporated by reference to Exhibit 10(p) of the 1997 10-K).
    10(q)     Employment Agreement, dated January 1, 1998, between the
              Company and Laurie Casey (incorporated by reference to
              Exhibit 10(q) of the 1997 10-K).
    10(r)     Change of Control Agreement, dated January 1, 1998, between the Company and Laurie Casey (incorporated by reference to
              Exhibit 10(r) of the 1997 10-K).
    10(s)     Employment Agreement, dated January 1, 1998, between the
              Company and Richard Burris (incorporated by reference to
              Exhibit 10(s) of the 1997 10-K).
    10(t)     Change of Control Agreement, dated January 1, 1998, between the Company and Richard Burris (incorporated by reference to
              Exhibit 10(t) of the 1997 10-K).

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    10(u)     Manufacturing Agreement, dated September 30, 1997, between
              AlliedSignal, Inc. and Mykotronx, Inc. (incorporated by
              reference to Exhibit 10(u) of the 1998 10-K).
    10(v)     Development Agreement, dated September 30, 1997, between
              AlliedSignal, Inc. and Mykotronx, Inc. (incorporated by
              reference to Exhibit 10(v) of the 1998 10-K).
    10(w)     Agreement for Design and Product Purchase, dated September
              4, 1997, between IBM Microelectronics and Rainbow
              Technologies, Inc. and Mykotronx, Inc. (incorporated by
              reference to Exhibit 10(w) of the 1998 10-K).
    10(x)     Leases for premises at 357, 359, and 371 Van Ness Way,
              Torrance, California, dated September 8, 1993, September 25,
              1996 and October 2, 1997, respectively, between Surf
              Management Associates, a California limited partnership, and
              Mykotronx, Inc., a California Corporation.
    10(y)     Lease for premises at 111 West Ocean Boulevard, Long Beach,
              California, between Stevens Creek Associates, a California general partnership, and the Company.
    21        List of Rainbow's wholly-owned subsidiaries.
    23(a)     Consent of Independent Auditors.
    27        Financial data schedule.

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the three months ended December 31, 1999.

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

Date: March 27, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE
                      ---------                                     -----
                /s/ WALTER M. STRAUB                   President, Chief Executive       March 27, 2000
-----------------------------------------------------  Officer, and Chairman of the
                  Walter M. Straub                     Board

                  /s/ AVI MARGALITH                    Vice President, Chief Operating  March 27, 2000
-----------------------------------------------------  Officer
                    Avi Margalith

                /s/ PATRICK E. FEVERY                  Vice President and Chief         March 27, 2000
-----------------------------------------------------  Financial Officer
                  Patrick E. Fevery

                /s/ ALAN K. JENNINGS                   Director                         March 27, 2000
-----------------------------------------------------
                  Alan K. Jennings

               /s/ RICHARD P. ABRAHAM                  Director                         March 27, 2000
-----------------------------------------------------
                 Richard P. Abraham

                 /s/ MARVIN HOFFMAN                    Director                         March 27, 2000
-----------------------------------------------------
                   Marvin Hoffman

               /s/ FREDERICK M. HANEY                  Director                         March 27, 2000
-----------------------------------------------------
                 Frederick M. Haney

                           RAINBOW TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   F-2
Consolidated Balance Sheets.................................   F-3
Consolidated Statements of Income...........................   F-4
Consolidated Statements of Shareholders' Equity.............   F-5
Consolidated Statements of Cash Flows.......................   F-6
Notes to Consolidated Financial Statements..................   F-7
Schedule II -- Consolidated Valuation and Qualifying
  Accounts..................................................  F-24

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Rainbow Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Rainbow Technologies, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rainbow Technologies, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ Ernst & Young LLP

Orange County, California
February 22, 2000

                           RAINBOW TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 26,709,000    $ 29,900,000
  Marketable securities available-for-sale..................     1,173,000       6,495,000
  Accounts receivable, net of allowance for doubtful
     accounts of $579,000 and $291,000 in 1999 and 1998,
     respectively...........................................    28,671,000      20,753,000
  Inventories...............................................    12,033,000      10,891,000
  Unbilled costs and fees...................................     2,916,000       2,740,000
  Prepaid expenses and other current assets.................     7,155,000       3,815,000
                                                              ------------    ------------
          Total current assets..............................    78,657,000      74,594,000
Property, plant and equipment, at cost:
  Buildings.................................................     7,497,000       8,580,000
  Furniture.................................................     1,703,000       1,338,000
  Equipment.................................................    17,060,000      13,738,000
  Leasehold improvements....................................     1,641,000       1,177,000
                                                              ------------    ------------
                                                                27,901,000      24,833,000
  Less accumulated depreciation and amortization............    11,145,000       8,873,000
                                                              ------------    ------------
          Net property, plant and equipment.................    16,756,000      15,960,000
Goodwill, net of accumulated amortization of $12,764,000 and
  $11,731,000 in 1999 and 1998, respectively................    21,498,000       6,318,000
Product licenses, net of accumulated amortization of
  $1,749,000 and $1,190,000 in 1999 and 1998,
  respectively..............................................     5,567,000       5,855,000
Other assets, net of accumulated amortization of $2,790,000
  and $1,463,000 in 1999 and 1998, respectively.............     8,060,000       7,026,000
                                                              ------------    ------------
                                                              $130,538,000    $109,753,000
                                                              ============    ============
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit............................................  $  6,000,000    $         --
  Accounts payable..........................................     8,900,000       5,542,000
  Payable related to Systematic acquisition.................     1,500,000              --
  Accrued payroll and related expenses......................     6,155,000       5,150,000
  Other accrued liabilities.................................     6,927,000       3,861,000
  Long-term debt, due within one year.......................       239,000         278,000
                                                              ------------    ------------
          Total current liabilities.........................    29,721,000      14,831,000
Long-term debt, net of current portion......................     1,014,000       1,458,000
Other liabilities...........................................     1,913,000       1,263,000
Commitments and contingencies...............................            --              --
Shareholders' equity:
  Common stock, $.001 par value, 20,000,000 shares
     authorized, 11,683,979 and 11,773,595 shares issued and
     outstanding in 1999 and 1998, respectively.............        12,000          12,000
  Additional paid-in capital................................    28,613,000      30,335,000
  Accumulated other comprehensive loss......................    (1,173,000)       (447,000)
  Retained earnings.........................................    70,438,000      62,301,000
                                                              ------------    ------------
          Total shareholders' equity........................    97,890,000      92,201,000
                                                              ------------    ------------
                                                              $130,538,000    $109,753,000
                                                              ============    ============

                            See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                            YEARS ENDED DECEMBER 31,

                                                            1999           1998          1997
                                                        ------------   ------------   -----------
REVENUES:
  Software Protection Products........................  $ 59,400,000   $ 57,238,000   $60,125,000
  Information Security Products.......................    45,297,000     50,236,000    33,894,000
  Internet Products and Services......................    16,175,000      1,690,000       222,000
  Ion Beam Surface Treatment..........................       217,000         68,000       483,000
                                                        ------------   ------------   -----------
          Total revenues..............................   121,089,000    109,232,000    94,724,000
OPERATING EXPENSES:
  Cost of Software Protection Products................    17,597,000     16,747,000    17,484,000
  Cost of Information Security Products...............    38,410,000     39,360,000    27,228,000
  Cost of Internet Products and Services..............     8,019,000        781,000       109,000
  Cost of Ion Beam Surface Treatment..................       116,000         30,000       419,000
  Selling, general and administrative.................    32,970,000     26,377,000    21,735,000
  Research and development............................    10,863,000     10,181,000     8,424,000
  Goodwill amortization...............................     2,438,000      2,794,000     1,792,000
  Asset impairment charge.............................            --      3,942,000            --
  Acquired research and development...................            --      1,500,000            --
                                                        ------------   ------------   -----------
          Total operating expenses....................   110,413,000    101,712,000    77,191,000
                                                        ------------   ------------   -----------
Operating income......................................    10,676,000      7,520,000    17,533,000
Interest income.......................................       862,000      1,375,000     1,605,000
Interest expense......................................      (191,000)      (220,000)     (255,000)
Other income, net.....................................     1,817,000        247,000       319,000
                                                        ------------   ------------   -----------
Income before provision for income taxes..............    13,164,000      8,922,000    19,202,000
Provision for income taxes............................     5,027,000      6,432,000     7,870,000
                                                        ------------   ------------   -----------
Net income............................................  $  8,137,000   $  2,490,000   $11,332,000
                                                        ============   ============   ===========
NET INCOME PER SHARE:
  Basic...............................................  $       0.71   $       0.21   $      0.97
                                                        ============   ============   ===========
  Diluted.............................................  $       0.67   $       0.21   $      0.95
                                                        ============   ============   ===========
SHARES USED IN COMPUTING NET INCOME PER SHARE:
  Basic...............................................    11,527,000     11,699,000    11,653,000
                                                        ============   ============   ===========
  Diluted.............................................    12,106,000     11,973,000    11,968,000
                                                        ============   ============   ===========

                            See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                           ACCUMULATED
                                         COMMON STOCK       ADDITIONAL        OTHER
                                     --------------------     PAID-IN     COMPREHENSIVE    RETAINED      TREASURY
                                       SHARES     AMOUNT      CAPITAL         LOSS         EARNINGS        STOCK         TOTAL
                                     ----------   -------   -----------   -------------   -----------   -----------   -----------
Balance, December 31, 1996.........  11,663,083   $12,000   $30,682,000    $   (97,000)   $48,479,000   $        --   $79,076,000
Exercise of common stock options...     302,396        --     2,064,000             --             --            --     2,064,000
Purchase and retirement of common
  stock............................    (238,725)       --    (2,767,000)            --             --            --    (2,767,000)
Purchase of common stock...........          --        --            --             --             --    (2,187,000)   (2,187,000)
Tax benefit of employee stock
  options..........................          --        --       650,000             --             --            --       650,000
Other comprehensive loss:
  Unrealized loss on marketable
    securities (net of deferred
    taxes of $158,000).............          --        --            --       (227,000)            --            --      (227,000)
  Translation adjustment (net of
    deferred taxes of
    $1,099,000)....................          --        --            --     (1,582,000)            --            --    (1,582,000)
                                                                                                                      -----------
    Total other comprehensive
      loss.........................                                                                                    (1,809,000)
Net income.........................          --        --            --             --     11,332,000            --    11,332,000
                                                                                                                      -----------
Comprehensive income...............                                                                                     9,523,000
                                     ----------   -------   -----------    -----------    -----------   -----------   -----------
Balance, December 31, 1997.........  11,726,754    12,000    30,629,000     (1,906,000)    59,811,000    (2,187,000)   86,359,000
Exercise of common stock options...     221,393        --     1,900,000             --             --            --     1,900,000
Purchase and retirement of common
  stock............................     (41,250)       --      (661,000)            --             --            --      (661,000)
Retirement of common stock.........    (133,302)       --    (2,187,000)            --             --     2,187,000            --
Tax benefit of employee stock
  options..........................          --        --       654,000             --             --            --       654,000
Other comprehensive income:
  Unrealized loss on marketable
    securities (net of deferred
    taxes of $42,000)..............          --        --            --        (56,000)            --            --       (56,000)
  Translation adjustment (net of
    deferred taxes of
    $1,143,000)....................          --        --            --      1,515,000             --            --     1,515,000
                                                                                                                      -----------
    Total other comprehensive
      income.......................                                                                                     1,459,000
Net income.........................          --        --            --             --      2,490,000            --     2,490,000
                                                                                                                      -----------
Comprehensive income...............                                                                                     3,949,000
                                     ----------   -------   -----------    -----------    -----------   -----------   -----------
Balance, December 31, 1998.........  11,773,595    12,000    30,335,000       (447,000)    62,301,000            --    92,201,000
Exercise of common stock options...     313,519        --     3,417,000             --             --            --     3,417,000
Purchase and retirement of common
  stock............................    (559,874)       --    (7,974,000)            --             --            --    (7,974,000)
Issuance of common stock...........     156,739        --     2,000,000             --             --            --     2,000,000
Tax benefit of employee stock
  options..........................                    --       835,000             --             --            --       835,000
Other comprehensive loss:
  Unrealized gain on marketable
    securities (net of deferred
    taxes of $39,000)..............          --        --            --         63,000             --            --        63,000
  Translation adjustment (net of
    deferred taxes of $484,000)....          --        --            --       (789,000)            --            --      (789,000)
                                                                                                                      -----------
    Total other comprehensive
      loss.........................                                                                                      (726,000)
Net income.........................          --        --            --             --      8,137,000            --     8,137,000
                                                                                                                      -----------
Comprehensive income...............                                                                                     7,411,000
                                     ----------   -------   -----------    -----------    -----------   -----------   -----------
Balance, December 31, 1999.........  11,683,979   $12,000   $28,613,000    $(1,173,000)   $70,438,000   $        --   $97,890,000
                                     ==========   =======   ===========    ===========    ===========   ===========   ===========

                            See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,

                                                                 1999            1998            1997
                                                             ------------    ------------    ------------
Cash flows from operating activities:
  Net income...............................................  $  8,137,000    $  2,490,000    $ 11,332,000
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Amortization.............................................     4,440,000       4,368,000       2,850,000
  Depreciation.............................................     3,007,000       3,637,000       2,120,000
  Change in deferred income taxes..........................      (764,000)      2,444,000      (3,097,000)
  Allowance for doubtful accounts..........................       434,000         217,000         182,000
  Loss from retirement of property, plant, and equipment...       117,000          49,000          32,000
  Write-off of long-term investment........................            --       1,320,000         158,000
  Asset impairment charge..................................            --       3,942,000          45,000
  Write-off of capitalized software and developed
    software...............................................            --       1,211,000         242,000
  Minority interest in subsidiary's earnings...............      (891,000)     (1,653,000)       (448,000)
  Write-off of acquired research and development...........            --       1,500,000              --
  Provision for loss on contract...........................            --              --         400,000
  Changes in operating assets and liabilities:
    Accounts receivable....................................    (8,883,000)     (5,095,000)     (1,587,000)
    Inventories............................................    (1,361,000)     (1,159,000)     (2,811,000)
    Unbilled costs and fees................................      (176,000)       (958,000)        467,000
    Prepaid expenses and other current assets..............    (1,648,000)        478,000        (282,000)
    Accounts payable.......................................     3,555,000         517,000         348,000
    Accrued liabilities....................................     4,050,000       1,713,000       4,053,000
    Billings in excess of costs and fees...................     1,239,000         (67,000)       (227,000)
    Income taxes payable...................................      (129,000)     (2,685,000)       (829,000)
                                                             ------------    ------------    ------------
      Net cash provided by operating activities............    11,127,000      12,269,000      12,948,000
Cash flows from investing activities:
  Purchase of marketable securities........................            --      (5,770,000)    (11,995,000)
  Sale of marketable securities............................     5,322,000       6,116,000      16,364,000
  Purchases of property, plant, and equipment..............    (4,934,000)     (5,029,000)     (6,749,000)
  Net cash paid for acquisition of Wyatt River Software,
    Inc....................................................            --      (8,027,000)             --
  Net cash paid for acquisition of Systematic Systems
    Integration, Inc.......................................    (9,590,000)             --              --
  Net cash paid for acquisition of InfoSec Labs, Inc.......    (1,647,000)             --              --
  Net cash paid for acquisition of InfoCal LLC.............    (2,965,000)             --              --
  Investment by new partners in QM Technologies, Inc.......       660,000       1,047,000              --
  Other non-current assets.................................      (906,000)     (1,660,000)     (1,130,000)
  Capitalized software development costs...................    (1,907,000)     (1,241,000)     (1,493,000)
  Purchase of new product line.............................            --              --      (7,000,000)
  Acquired cash from QM Technologies, Inc..................            --              --         556,000
                                                             ------------    ------------    ------------
      Net cash used in investing activities................   (15,967,000)    (14,564,000)    (11,447,000)
Cash flows from financing activities:
  Exercise of Rainbow common stock options.................     3,417,000       1,900,000       2,064,000
  Borrowing from line of credit............................     6,000,000              --              --
  Payment of long-term debt................................      (306,000)       (139,000)       (279,000)
  Purchase of treasury stock...............................            --        (661,000)     (2,187,000)
  Purchase and retirement of common stock..................    (7,974,000)             --      (2,767,000)
                                                             ------------    ------------    ------------
      Net cash provided by (used in) financing
         activities........................................     1,137,000       1,100,000      (3,169,000)
Effect of exchange rate changes on cash....................       512,000       1,539,000        (511,000)
                                                             ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents.......    (3,191,000)        344,000      (2,179,000)
Cash and cash equivalents at beginning of period...........    29,900,000      29,556,000      31,735,000
                                                             ------------    ------------    ------------
Cash and cash equivalents at end of period.................  $ 26,709,000    $ 29,900,000    $ 29,556,000
                                                             ============    ============    ============
Supplemental disclosure of cash flow information:
  Income taxes paid........................................  $  1,807,000    $  6,871,000    $  9,827,000
  Interest paid............................................       182,000         159,000         259,000

                            See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

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

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates. Significant estimates made in preparing these financial statements include the allowance for doubtful accounts, the reserve for inventory obsolescence, accrued warranty costs, the allowance for deferred tax assets, total estimated contract costs associated with billed and unbilled contract revenue and revenue projections used to estimate future cash flow projections to determine recoverability of the long-lived assets of Quantum Manufacturing Technologies, Inc. ("QMT").

     At December 31, 1999, the Company performed a review for impairment of the long-lived assets of QMT. The aggregate undiscounted cash flows estimated to be generated by QMT during the life of its long-lived assets are greater than their $2.1 million carrying value indicating no impairment exists at December 31, 1999. However, there is uncertainty related to the estimates used to determine these undiscounted cash flows. The most significant and uncertain of these estimates is future revenues. A significant shortfall from these revenue projections could result in these assets becoming impaired as early as June 30, 2000. The Company anticipates performing impairment reviews related to the long-lived assets of QMT on a quarterly basis in order to monitor the achievement of its revenue projections.

CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES

     All investment securities are considered to be available-for-sale and are carried at fair value. Management determines classification at the time of purchase and re-evaluates its appropriateness at each balance sheet date. The Company's marketable securities consist of tax-exempt and other debt instruments that bear interest at variable rates. As of December 31, 1999, gross unrealized losses were $124,000 while gross unrealized losses were $226,000 as of December 31, 1998. There were no material realized gains or losses for the years ended December 31, 1999, 1998 and 1997. The cost of securities sold is based on the specific identification method. The Company's portfolio of marketable debt securities at December 31, 1999 matures during 2012.

SOFTWARE DEVELOPMENT COSTS

     Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1999

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

     At December 31, 1999 and 1998, the Company had capitalized computer software costs, net of amortization, of $3,501,000 and $2,182,000, respectively. Amortization of computer software development costs for the years ended December 31, 1999, 1998 and 1997 amounted to $588,000, $233,000 and $173,000, respectively. During 1998 and 1997, the Company wrote-off $784,000 and $242,000, respectively, of previously capitalized computer software development costs which were determined to be obsolete.

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

REVENUE RECOGNITION

  Software Protection Products and Internet Security Products

     The Company recognizes revenues from product sales at the time of shipment. Provision is currently made for estimated product returns which may occur under programs the Company has with certain of its distributors.

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1999

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

ADVERTISING

     The Company expenses the costs of advertising as incurred. Advertising expense was $3,709,000, $2,857,000 and $2,601,000 for 1999, 1998, and 1997,
respectively.

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

     The Company may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. It does not engage in currency speculation. Foreign currency transaction gains and losses are included in current earnings. There were no foreign exchange contracts at December 31, 1999 or 1998.

STOCK OPTION PLANS

     Effective January 1, 1996, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) and

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1999

accordingly, is continuing to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The adoption of SFAS No. 123 had no impact on the Company's consolidated results of operations or financial position.

EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the assumed conversion of all dilutive securities, consisting of employee stock options.

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

     The Company sells the majority of its Software Protection Products and Internet Products and Services to software developers and wholesale distributors throughout North America, Europe and Asia Pacific. The majority of the Company's Information Security Products are sold to the U.S. Government (Note 3). The U.S. Government accounted for over 68%, 67%, and 52% of contract revenues in 1999, 1998, and 1997, respectively. In addition, approximately 50% and 67% of contract accounts receivable and 71% and 73% of unbilled costs and fees at December 31, 1999 and 1998, respectively, were related to the U.S. Government.

     The Company currently has a manufacturing relationship with Raytheon Systems Company to manufacture the Company's principal Information Security Products. Raytheon assumed the obligations of AlliedSignal, Inc. to manufacture the Information Security Products in September 1998. Raytheon is the sole supplier of the product. The manufacturing agreement expired in December 1999. The Company is currently working with other companies to provide additional manufacturing sources for product. Any interruption in the availability of the product could have a material adverse effect on the operations of the Company. Raytheon has also assumed the obligation to complete the development of an enhanced version of the Company's principal Information Security Products.

     Prior to the expiration of the manufacturing agreement with Raytheon, the Company established a manufacturing relationship with EFTC to manufacture the Company's principal Information Security products. EFTC is the sole supplier of the products. The manufacturing agreement expires in December, 2000. The Company is currently working with other companies to provide additional manufacturing sources for the products. Any interruption in the availability of the products would have a material adverse affect on the operations of the Company.

     The Company currently has one supplier of the ASIC chip used in the Company's Internet Products and Services. The Company currently has a relationship with a chip supplier that has multiple foundries available to produce the ASIC chip. If the supplier is unable to fulfill the Company's requirements, the Company may experience an interruption in the production of its Internet Products and Services until an alternative source of supply is developed. The Company maintains a six-month inventory of ASIC chips in order to limit the potential for such an interruption. The Company believes that there are a number of companies capable of commencing the manufacture of its ASIC chips within six months of such an interruption.

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1999

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss) depending on whether a derivative is designed as part of a hedge transaction and, if so, the type of hedge transaction involved. The Company does not expect that adoption of SFAS No. 133 will have a material impact on its consolidated financial position or results of operations.

 2. ACQUISITIONS

     On October 22, 1999, the Company completed the acquisition of InfoCal LLC (InfoCal). InfoCal creates collaborative intranet/extranet applications, knowledge portals and distance learning applications and specializes in messaging strategy migration and implementation. The total transaction value was $3.5 million, including $3 million paid in cash and 36,530 shares of Rainbow common stock valued at $500,000. In addition to the initial consideration, there is contingent consideration of up to $500,000 in each of the 2000 and 2001 calendar years. The contingent payments are based upon achievement of certain financial, revenue and strategic goals. Any additional consideration will be recorded as goodwill. This acquisition has been accounted for using the purchase method of accounting. Approximately $3.5 million was allocated to goodwill and is being amortized on a straight-line basis over ten years. Results of operations for InfoCal are included in the Company's consolidated results of operations beginning on October 22, 1999.

     On September 16, 1999, the Company completed the acquisition of InfoSec Labs, Inc. (InfoSec). InfoSec has core competency in both enterprise and internet security solutions and security assessment and education programs. The total transaction value was $3.1 million, including $1.6 million paid in cash and 120,209 shares of Rainbow common stock valued at $1.5 million. This acquisition has been accounted for using the purchase method of accounting. Approximately $3.1 million was allocated to goodwill and is being amortized on a straight-line basis over ten years. Results of operations for InfoSec are included in the Company's consolidated results of operations beginning on September 16, 1999.

     On May 12, 1999, the Company completed the acquisition of Systematic Systems Integration (Systematic) for an initial purchase price of $9.6 million in cash with an additional $1.5 million accrued for at December 31, 1999, and was paid in January 2000. In addition, the purchase agreement provides for contingent payments of up to $1.7 million. These payments are based upon the attainment of certain revenue and gross margin goals for calendar year 2000. This acquisition has been accounted for using the purchase method of accounting. The entire purchase price has been allocated to goodwill and any additional consideration paid will also be recorded as goodwill. The goodwill is being amortized on a straight-line basis over ten years. Systematic is a California-based eCommerce integration services firm that enables companies to seamlessly integrate diverse software and hardware platforms, communication systems and internet technologies. Results of operations for Systematic are included in the Company's consolidated results of operations beginning on May 12, 1999.

     On February 26, 1998, the Company completed the acquisition of Wyatt River Software, Inc. (Wyatt). Wyatt develops, manufactures, and markets network license management software. The total transaction value was $9 million, including $3.9 million paid in cash to Wyatt stockholders and $5.1 million in assumed liabilities. This acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated based upon estimated fair values at the date of acquisition. Approximately $1.5 million of the purchase price was written off as in-process research and development at the acquisition date, approximately $2.7 million was allocated to developed software, and the remaining $4.8 million was allocated to goodwill and other intangibles. The goodwill and other intangibles are being amortized on a

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1999

straight-line basis over five years. At December 31, 1998 the Company wrote-off developed software related to the Wyatt acquisition which had a net book value of $427,000. This amount has been included in research and development expense for the year ended December 31, 1998. Results of operations for Wyatt were included in the Company's consolidated results of operations beginning on February 26, 1998.

     On March 6, 1998, the Company entered into an agreement to purchase certain assets from Elan Computer Group, Inc. (Elan) for $800,000. The assets included Elan's license manager software technology, which the Company had previously licensed from Elan, and Elan's end-user maintenance and support relationships. In connection with the transaction, the Company entered into a Litigation Cooperation Agreement with Elan in connection with a patent infringement lawsuit entitled Globetrotter Software, Inc. vs. Elan Computer Group, Inc. No. 97-4176CW which is currently pending in the United States District court for the Northern District of California. The action claims that the Elan technology infringes upon patents owned by Globetrotter. The lawsuit is deemed to include any and all claims made now or in the future by Globetrotter Software, Inc. Prior to the asset purchase agreement with Elan, the Company had an investment in Elan of $1,320,000. The Company owned less than 20% of Elan's stock and accounted for the investment under the cost method. During the first quarter of fiscal 1998 the Company wrote-off its investment in Elan, as it was determined that the Company's original investment was fully impaired.

     In October 1997, the Company acquired certain assets from AlliedSignal, Inc. for approximately $7 million in cash comprising AlliedSignal's "KIV-7" information security product line. The Company is the sole supplier of KIV-7 to various agencies of the U.S. Government. Simultaneous with the closing of the asset purchase transaction, the Company entered into a manufacturing and development agreement with AlliedSignal whereby Allied-Signal will continue to manufacture current KIV-7 products for the Company, and will complete the development of an enhanced version of the KIV-7 product. Raytheon assumed this manufacturing and development agreement in September 1998.

     In May 1997, the Company completed its obligations pursuant to a Stock Purchase Agreement entered into in March 1996 which resulted in the Company investing approximately $6 million in QMT. QMT, located in Albuquerque, New Mexico owns an exclusive worldwide license from Sandia National Laboratories for the commercial use and exploitation of a patented pulsed power ion beam materials treatment technology known as "IBEST." In the fourth quarter of 1998, the Company determined that the aggregate estimated future undiscounted operating cash flows of QMT were less than the carrying amount of long-lived assets related to QMT. Based on its evaluation, the Company determined the assets with a carrying value of $6.1 million were impaired and wrote them down by $3,942,000 to the estimated fair value. Fair value was based on estimated discounted future operating cash flows of QMT. The FAS 121 charge had no impact on the Company's 1998 cash flows or its ability to generate cash flows in the future. As a result of the FAS 121 charges, depreciation and amortization expense related to those assets will decrease in future periods. As of December 31, 1999, the Company owns a 51% interest in QMT and accordingly recognizes a minority interest share in its losses. QMT incurred a 1999 loss of approximately $1.9 million, including a write-off of impaired assets of approximately $144,000. The Company recognized a minority interest share in the 1999 loss of approximately $880,000. See Use of Estimates footnote for discussion regarding the Company's review of QMT long-lived assets for recoverability at December 31, 1999.

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

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1999

     To facilitate interim billings during the performance of its contracts, the Company establishes provisional billing rates, which are used in recognizing contract revenue and contract accounts receivable. These provisional billing rates are adjusted to actual at year-end and are subject to adjustment after Government audit.

     The Company has unbilled costs and fees of $2,916,000 and $2,740,000 at December 31, 1999 and 1998, respectively. Based on the Company's experience with similar contracts in recent years, the unbilled costs and fees are expected to be collected within one year.

 4. INVENTORIES

     Inventories consist of the following at December 31:

                                                               1999           1998
                                                            -----------    -----------
Inventoried costs relating to long-term contracts, net of
  amounts attributed to revenues recognized to date.......  $ 4,535,000    $ 5,237,000
Finished goods............................................    4,804,000      4,426,000
Raw materials.............................................    1,648,000        917,000
Work in process...........................................    1,046,000        311,000
                                                            -----------    -----------
                                                            $12,033,000    $10,891,000
                                                            ===========    ===========

     General and administrative expenses in inventory at December 31, 1999 and 1998 were $498,000 and $434,000, respectively.

 5. LONG-TERM DEBT

     Long-term debt consists of a note payable to a bank with principal and interest at 11.9%, payable quarterly in French Francs. The note matures in January 2005 and is secured by a building with a net book value of $4,673,000 at December 31, 1999. Annual principal payments are as follows:

2000.............................................  $  239,000
2001.............................................     239,000
2002.............................................     239,000
2003.............................................     239,000
2004.............................................     239,000
Thereafter.......................................      58,000
                                                   ----------
                                                   $1,253,000
                                                   ==========

 6. LINE OF CREDIT

     The Company has a $15 million revolving line of credit which expires on June 7, 2001. At December 31, 1999, there was $6 million outstanding under the line of credit. The credit line requires that certain financial ratios be maintained. Interest on the outstanding balance is designated by the Company and is computed based on either the prime rate, the fluctuating rate of interest most recently announced by the lender, or at a fixed rate based on 1.25% above LIBOR, the reserve percentage prescribed by the Board of Governors of the Federal Reserve System, at each fixed rate term. The interest rate at December 31, 1999 was 7.75%. The Company also pays the lender an unused commitment fee computed at one-quarter percent of the average daily unused amount of the line of credit.

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1999

 7. ACCUMULATED OTHER COMPREHENSIVE LOSS

     Accumulated other comprehensive income is comprised of foreign currency translation adjustment losses of $1,107,000, net of deferred taxes, and unrealized losses on marketable securities of $66,000, net of deferred taxes.

 8. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The carrying values and estimated fair values of the Company's financial instruments are as follows at December 31:

                                              1999                        1998
                                    ------------------------    ------------------------
                                     CARRYING     ESTIMATED      CARRYING     ESTIMATED
                                      VALUE       FAIR VALUE      VALUE       FAIR VALUE
                                    ----------    ----------    ----------    ----------
Marketable securities.............  $1,173,000    $1,173,000    $6,495,000    $6,495,000
Long-term debt....................   1,253,000     1,459,000     1,736,000     2,052,000

 9. COMMITMENTS AND CONTINGENCIES

     The Company has purchase commitments with various vendors arising out of the normal course of business for approximately $8,457,000 as of December 31, 1999. These purchase commitments have terms less than one year.

     Annual obligations under non-cancelable operating leases are as follows:

2000.............................................  $1,442,000
2001.............................................   1,110,000
2002.............................................     608,000
2003.............................................     570,000
2004.............................................     547,000
Thereafter.......................................          --
                                                   ----------
                                                   $4,277,000
                                                   ==========

     Rent expense charged to operations for the years ended December 31, 1999, 1998 and 1997 was $1,743,000, $1,628,000 and $1,663,000, respectively.

  Litigation

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

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1999

monetary damages. The Company believes the claims are without merit, and will vigorously defend against the claims made in the action.

     The Company does not believe that any liabilities related to the legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to the Company's consolidated condition or results of operation.

10. STOCK OPTION PLANS

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

     On April 12, 1990, the Board of Directors of the Company approved the Company's 1990 Stock Option Plan under which non-statutory or incentive stock options may be granted to key employees and individuals who provide services to the Company. Up to an aggregate of 450,000 shares of the Company's common stock were originally authorized for issuance. Options become exercisable and expire at the discretion of the Board of Directors, although the plan specifies that no options shall be exercisable prior to 12 months from the date of grant and all options expire ten years from the date of grant. In June 1993, the shareholders approved an amendment to the Company's Restated 1990 Stock Option Plan authorizing the issuance of an additional 450,000 shares of common stock. In May 1995, an additional increase of 750,000 was approved and in June 1997 an additional increase of 750,000 was approved. As of December 31, 1999 the total number of shares reserved for issuance under the existing stock option plans were 3,453,000 and the total number of options available for grant was 255,000.

     The following is a summary of changes in options outstanding pursuant to the plan for the years ended December 31:

                                         1999                         1998                          1997
                              --------------------------   ---------------------------   --------------------------
                                             WEIGHTED                      WEIGHTED                     WEIGHTED
                                             AVERAGE                       AVERAGE                      AVERAGE
                               OPTIONS    EXERCISE PRICE    OPTIONS     EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                              ---------   --------------   ----------   --------------   ---------   --------------
Outstanding -- beginning of
  year......................  2,779,869       $10.98        2,409,674       $10.35       2,012,583       $ 9.54
  Granted...................    999,725        12.11          727,650        12.44         886,800        11.30
  Exercised.................   (313,519)       10.90         (221,393)        8.58        (302,396)        6.84
  Forfeited and Expired.....   (268,120)       12.38         (136,062)       11.40        (187,313)       11.79
                              ---------       ------       ----------       ------       ---------       ------
Outstanding -- end of
  year......................  3,197,955       $11.23        2,779,869       $10.98       2,409,674       $10.35
                              =========                    ==========                    =========
Exercisable at end of
  year......................  1,633,323       $10.52        1,428,130       $10.18       1,069,083       $ 9.61
Weighted-average fair value
  of options granted during
  the year..................      $5.55                         $4.85                        $4.37

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1999

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                    OUTSTANDING                             EXERCISABLE
                  -----------------------------------------------   ----------------------------
                                WEIGHTED AVERAGE      WEIGHTED                       WEIGHTED
   RANGE OF         NUMBER         REMAINING          AVERAGE         NUMBER         AVERAGE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------   -----------   ----------------   --------------   -----------   --------------
$4.00 to  5.82..      31,321          1.1              $ 4.35          31,066         $ 4.33
7.33 to 10.31..      914,178          5.9                9.05         720,964           8.77
       11.00 to
  15.92........    2,251,456          8.1               12.21         881,293          12.17
       16.88 to
  16.88........        1,000          9.9               16.88              --             --

     The weighted average remaining contractual life of stock options outstanding at December 31, 1999, 1998 and 1997 was 7.4 years, 7.6 years and 8.0 years, respectively.

     Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997: risk free interest rate of 5.6% for 1999, 4.8% for 1998 and 5.7% for 1997; dividend yield of 0% for 1999, 1998 and 1997;
volatility factor of the expected market price of the Company's common stock of
0.51 for 1999, 0.42 for 1998 and 0.39 for 1997; and a weighted-average life of the option of 4.0 years for 1999, 1998 and 1997.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                   1999          1998          1997
                                                ----------    ----------    -----------
Pro forma net income..........................  $6,568,000    $1,305,000    $10,120,000
Pro forma earnings per share:
  Basic.......................................  $      .57    $      .11    $       .87
  Diluted.....................................  $      .54    $      .11    $       .85

     The results above are not likely to be representative of the effects of applying SFAS 123 on reported net income or loss for future years as these amounts reflect the expense for only one to three years vesting.

11. SHAREHOLDER'S RIGHTS PLAN

     In July 1997, the Board of Directors of the Company adopted a Shareholder's Rights Plan. In doing so, the Board of Directors declared a dividend of one right (a "Right") for each outstanding share of the Company's Common Stock, as of August 5, 1997 and subsequently with respect to each subsequent issuance of a share of Common Stock. Following a "Distribution Date," each holder of a Right is entitled to purchase, at a stated purchase price, shares of the Company's Common Stock or other property having a value equal to two times the purchase price. A Distribution Date will occur on the earlier of (i) the tenth day after a public announcement that a person other than the Company or its affiliates has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding Common Stock (such person thereby

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1999

becoming an "Acquiring Person"), or (ii) the tenth business day after the date of the commencement of, or first public announcement of the intent of any person to commence a tender or exchange offer, the consummation of which would result in such person becoming an Acquiring Person. Following a Distribution Date, the Rights of an Acquiring Person are null and void and not exercisable. Outstanding Rights are redeemable by the Board of Directors at any time prior to a Distribution Date at a redemption price of $0.01 per Right. The Rights will expire at the close of business on August 5, 2002, unless earlier exercised by the holder or redeemed by the Company.

12. INCOME TAXES

     The provision for income taxes consists of the following for the years ended December 31:

                                                   1999          1998          1997
                                                ----------    ----------    -----------
Current:
  Federal.....................................  $4,227,000    $2,096,000    $ 7,447,000
  State.......................................     716,000       562,000      1,362,000
  Foreign.....................................     848,000     1,330,000      2,158,000
                                                ----------    ----------    -----------
                                                 5,791,000     3,988,000     10,967,000
Deferred:
  Federal.....................................    (813,000)    2,311,000     (2,605,000)
  State.......................................      49,000       266,000       (254,000)
  Foreign.....................................          --      (133,000)      (238,000)
                                                ----------    ----------    -----------
                                                  (764,000)    2,444,000     (3,097,000)
                                                ----------    ----------    -----------
                                                $5,027,000    $6,432,000    $ 7,870,000
                                                ==========    ==========    ===========

     A reconciliation of the statutory federal income tax provision to the actual provision follows for the years ended December 31:

                                                   1999           1998          1997
                                                -----------    ----------    ----------
Statutory federal income tax expense..........  $ 4,607,000    $3,122,000    $6,721,000
State taxes, net of federal benefit...........      569,000       518,000       720,000
Non-deductible amortization of goodwill.......      431,000       969,000       627,000
Non-deductible subsidiary loss................      313,000       601,000            --
In-process research and development
  write-off...................................           --       525,000            --
Write-off long-term investment................           --       455,000            --
Effect of foreign operations, net.............   (1,217,000)      (54,000)      (19,000)
Non-deductible merger related costs...........           --            --       (57,000)
Research and experimentation credit...........           --            --      (119,000)
Municipal interest............................      (22,000)           --      (209,000)
Other, net....................................      346,000       296,000       206,000
                                                -----------    ----------    ----------
                                                $ 5,027,000    $6,432,000    $7,870,000
                                                ===========    ==========    ==========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1999

     Significant components of the Company's deferred tax assets and liabilities are as follows for the years ended December 31:

                                                               1999           1998
                                                            -----------    -----------
Deferred tax assets:
  Accruals and reserves not currently tax deductible......  $ 1,862,000    $ 1,472,000
  Contract revenue recognized for tax reporting
     purposes.............................................    1,238,000      1,439,000
  Cumulative translation adjustment.......................      646,000             --
  State taxes not currently deductible....................      521,000        456,000
  Foreign tax loss carryforwards..........................      517,000        527,000
                                                            -----------    -----------
       Total deferred tax assets..........................    4,784,000      3,894,000
  Valuation allowance for deferred tax assets.............     (517,000)      (527,000)
                                                            -----------    -----------
                                                              4,267,000      3,367,000
Deferred tax liabilities:
  Tax depreciation........................................   (1,894,000)    (1,661,000)
  Amortization of intangibles.............................     (893,000)      (423,000)
  Book/tax basis difference in Wyatt River assets.........     (201,000)      (296,000)
  Accruals without tax effect.............................      (83,000)      (188,000)
  Cumulative translation adjustment.......................           --       (367,000)
                                                            -----------    -----------
       Total deferred tax liabilities.....................   (3,071,000)    (2,935,000)
                                                            -----------    -----------
Net deferred tax asset....................................  $ 1,196,000    $   432,000
                                                            ===========    ===========

     United States and foreign earnings before income taxes are as follows for the years ended December 31:

                                                  1999           1998          1997
                                               -----------    ----------    -----------
United States................................  $ 7,262,000    $5,348,000    $15,400,000
Foreign......................................    5,902,000     3,574,000      3,802,000
                                               -----------    ----------    -----------
                                               $13,164,000    $8,922,000    $19,202,000
                                               ===========    ==========    ===========

     The Company realized tax benefits of $835,000, $654,000, and $650,000 in 1999, 1998 and 1997, respectively, from the exercise of non-qualified stock options and disqualifying disposition of incentive stock options.

13. BENEFIT PLANS

     At December 31, 1999, the Company sponsored two tax deferred defined contribution plans for all eligible US employees. Under both plans, the employer matches certain employee contributions. During the years ended December 31, 1999, 1998 and 1997, Company contributions under both Plans totaled approximately $453,000, $476,000, and $368,000, respectively.

14. RELATED PARTY TRANSACTIONS

     There were no purchases of services from companies controlled by directors of the Company for the year ended December 31, 1999 and $39,000 and $273,000, respectively, for the years ended December 31, 1998 and 1997. The former shareholders of Systematic have been employed by the Company since May, 1999. See Note 2.

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1999

15. INDUSTRY SEGMENTS

     The Company operates in three industry segments. The first segment is the development and sale of devices which protect data and software from unauthorized use (Software Protection Products segment). The second segment is the development and sale of information security products to provide privacy and security for voice communication and data transmission (Information Security Products segment). The third segment is the development and sale of products which accelerate performance of security servers and provide access control to computer networks, Internet Websites and virtual private networks, and services that enable companies to integrate diverse software and hardware platforms (Internet Products and Services).

     A summary of the Company's operations by industry segment follows:

                                                           FOR THE YEAR ENDED DECEMBER 31, 1999
                                          ----------------------------------------------------------------------
                                                                        INTERNET
                                           SOFTWARE     INFORMATION   PRODUCTS AND
                                          PROTECTION     SECURITY       SERVICES     OTHER/ELIMIN   CONSOLIDATED
                                          -----------   -----------   ------------   ------------   ------------
Revenues:
  External customers....................  $59,400,000   $45,297,000   $16,175,000    $    217,000   $121,089,000
  Intersegment..........................       95,000     1,869,000            --      (1,964,000)            --
Operating income (loss).................   11,850,000     5,917,000   (5,275,000)      (1,816,000)    10,676,000
Interest expense........................      177,000         3,000        11,000              --        191,000
Interest income.........................      671,000       174,000        12,000           5,000        862,000
Income tax expense......................    2,802,000     2,217,000         8,000              --      5,027,000
Capital expenditures....................    2,319,000     1,661,000     1,016,000         (62,000)     4,934,000
Identifiable assets.....................  110,899,000    32,165,000    29,561,000     (42,087,000)   130,538,000

Significant non-cash items:
  Changes in deferred taxes.............     (764,000)           --            --              --       (764,000)
  Depreciation and amortization.........    4,289,000     1,530,000     1,859,000        (231,000)     7,447,000

                                                           FOR THE YEAR ENDED DECEMBER 31, 1998
                                          ----------------------------------------------------------------------
                                                                        INTERNET
                                           SOFTWARE     INFORMATION   PRODUCTS AND
                                          PROTECTION     SECURITY       SERVICES     OTHER/ELIMIN   CONSOLIDATED
                                          -----------   -----------   ------------   ------------   ------------
Revenues:
  External customers....................  $57,238,000   $50,236,000   $ 1,690,000    $    68,000    $109,232,000
  Intersegment..........................           --     1,224,000        11,000     (1,235,000)             --
Operating income (loss).................    3,098,000     9,862,000    (3,824,000)    (1,616,000)      7,520,000
Interest expense........................      220,000            --            --             --         220,000
Interest income.........................    1,111,000       264,000            --             --       1,375,000
Income tax expense......................    3,974,000     3,949,000    (1,491,000)            --       6,432,000
Capital expenditures....................    1,705,000     1,014,000       973,000      1,337,000       5,029,000
Identifiable assets.....................   86,860,000    31,104,000       634,000     (8,845,000)    109,753,000

Significant non-cash items:
  Changes in deferred taxes.............    2,068,000       376,000            --             --       2,444,000
  Depreciation and amortization.........    4,911,000     1,346,000       212,000      1,536,000       8,005,000
  Asset impairment charge...............           --            --            --      3,942,000       3,942,000
  Write-off of in-process research and
    development.........................    1,500,000            --            --             --       1,500,000

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1999

                                                           FOR THE YEAR ENDED DECEMBER 31, 1997
                                          ----------------------------------------------------------------------
                                                                        INTERNET
                                           SOFTWARE     INFORMATION     PRODUCTS
                                          PROTECTION     SECURITY     AND SERVICES   OTHER/ELIMIN   CONSOLIDATED
                                          -----------   -----------   ------------   ------------   ------------
Revenues:
  External customers....................  $60,125,000   $33,894,000   $   222,000    $   483,000    $ 94,724,000
  Intersegment..........................           --     1,789,000            --     (1,789,000)             --
Operating income (loss).................   15,392,000     6,192,000   (2,906,000)     (1,145,000)     17,533,000
Interest expense........................      255,000            --            --             --         255,000
Interest income.........................    1,430,000       144,000            --         31,000       1,605,000
Income tax expense......................    6,478,000     2,554,000   (1,162,000)             --       7,870,000
Capital expenditures....................    1,094,000     1,431,000       408,000      3,816,000       6,749,000
Identifiable assets.....................   84,134,000    27,847,000       633,000     (9,563,000)    103,051,000
Significant non-cash items:
  Changes in deferred taxes.............   (1,042,000)   (2,055,000)           --             --      (3,097,000)
  Depreciation and amortization.........    3,840,000       614,000       193,000        323,000       4,970,000

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1999

     A summary of the Company's operations by geographic area follows:

                                               FOR THE YEAR ENDED DECEMBER 31, 1999
                             ------------------------------------------------------------------------
                             UNITED STATES   NETHERLANDS     FRANCE      UNITED KINGDOM     EUROPE
                             -------------   -----------   -----------   --------------   -----------
Sales to unaffiliated
  customers................   $94,379,000    $12,426,000   $ 4,644,000    $ 4,350,000     $ 2,844,000
Transfers between
  geographic areas.........     4,126,000      6,627,000       629,000             --              --
                              -----------    -----------   -----------    -----------     -----------
    Revenues...............   $98,505,000    $19,053,000   $ 5,273,000    $ 4,350,000     $ 2,844,000
                              ===========    ===========   ===========    ===========     ===========
Operating income (loss)....   $ 2,213,000    $ 9,997,000   $  (634,000)   $     6,000     $  (771,000)
Identifiable assets........    96,930,000      8,702,000    16,769,000      4,457,000       1,564,000

                                FOR THE YEAR ENDED DECEMBER 31, 1999
                             ------------------------------------------
                             ASIA-PACIFIC   ELIMINATION    CONSOLIDATED
                             ------------   ------------   ------------
Sales to unaffiliated
  customers................   $2,446,000    $         --   $121,089,000
Transfers between
  geographic areas.........       95,000     (11,477,000)            --
                              ----------    ------------   ------------
    Revenues...............   $2,541,000    $(11,477,000)  $121,089,000
                              ==========    ============   ============
Operating income (loss)....   $  (75,000)   $    (60,000)  $ 10,676,000
Identifiable assets........    2,346,000        (230,000)   130,538,000

                                               FOR THE YEAR ENDED DECEMBER 31, 1998
                             ------------------------------------------------------------------------
                             UNITED STATES   NETHERLANDS     FRANCE      UNITED KINGDOM     EUROPE
                             -------------   -----------   -----------   --------------   -----------
Sales to unaffiliated
  customers................   $87,649,000    $ 8,508,000   $ 4,735,000    $ 5,051,000     $ 3,246,000
Transfers between
  geographic areas.........     3,160,000      4,028,000       661,000      1,358,000          93,000
                              -----------    -----------   -----------    -----------     -----------
    Revenues...............   $90,809,000    $12,536,000   $ 5,396,000    $ 6,409,000     $ 3,339,000
                              ===========    ===========   ===========    ===========     ===========
Operating income (loss)....   $ 4,162,000    $ 5,117,000   $(1,838,000)   $ 1,070,000     $(1,199,000)
Identifiable assets........    78,240,000      5,938,000    19,762,000      4,994,000         896,000

                                FOR THE YEAR ENDED DECEMBER 31, 1998
                             ------------------------------------------
                             ASIA-PACIFIC   ELIMINATION    CONSOLIDATED
                             ------------   ------------   ------------
Sales to unaffiliated
  customers................   $   43,000    $         --   $109,232,000
Transfers between
  geographic areas.........           --      (9,300,000)            --
                              ----------    ------------   ------------
    Revenues...............   $   43,000    $ (9,300,000)  $109,232,000
                              ==========    ============   ============
Operating income (loss)....   $    8,000    $    200,000   $  7,520,000
Identifiable assets........       93,000        (170,000)   109,753,000

                                               FOR THE YEAR ENDED DECEMBER 31, 1997
                             ------------------------------------------------------------------------
                             UNITED STATES   NETHERLANDS     FRANCE      UNITED KINGDOM     EUROPE
                             -------------   -----------   -----------   --------------   -----------
Sales to unaffiliated
  customers................   $74,972,000    $   133,000   $ 5,193,000    $11,332,000     $ 3,094,000
Transfers between
  geographic areas.........     4,226,000             --       927,000      1,692,000              --
                              -----------    -----------   -----------    -----------     -----------
    Revenues...............   $79,198,000    $   133,000   $ 6,120,000    $13,024,000     $ 3,094,000
                              ===========    ===========   ===========    ===========     ===========
Operating income (loss)....   $13,163,000    $    33,000   $  (879,000)   $ 4,940,000     $   316,000
Identifiable assets........    77,508,000        938,000    17,411,000      6,361,000       1,203,000

                                FOR THE YEAR ENDED DECEMBER 31, 1997
                             ------------------------------------------
                             ASIA-PACIFIC   ELIMINATION    CONSOLIDATED
                             ------------   ------------   ------------
Sales to unaffiliated
  customers................   $       --    $         --   $ 94,724,000
Transfers between
  geographic areas.........           --      (6,845,000)            --
                              ----------    ------------   ------------
    Revenues...............   $       --    $ (6,845,000)  $ 94,724,000
                              ==========    ============   ============
Operating income (loss)....   $       --    $    (40,000)  $ 17,533,000
Identifiable assets........           --        (370,000)   103,051,000

     Geographic information for Europe encompasses the Company's operations in Germany and Russia while Asia-Pacific encompasses the Company's operations in China, Taiwan and Australia. In determining operating income for each geographic area, sales and purchases between geographic areas have been accounted for on the basis of internal transfer prices set by the Company. Identifiable assets are those tangible and intangible assets used in operations in each geographic area.

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1999

16. SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

                                         MARCH 31,      JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                           1999           1999            1999             1999
                                        -----------    -----------    -------------    ------------
REVENUES:
  Software Protection Products........  $14,275,000    $15,067,000     $14,273,000     $15,785,000
  Information Security Products.......   11,049,000     11,029,000       9,910,000      13,309,000
  Internet Products and Services......      735,000      3,268,000       5,862,000       6,310,000
  Ion Beam Surface Treatment..........       27,000         60,000         120,000          10,000
                                        -----------    -----------     -----------     -----------
          Total revenues..............  $26,086,000    $29,424,000     $30,165,000     $35,414,000
                                        ===========    ===========     ===========     ===========
COST OF REVENUES:
  Software Protection Products........  $ 3,994,000    $ 4,565,000     $ 4,096,000     $ 4,942,000
  Information Security Products.......   10,270,000      9,746,000       8,117,000      10,277,000
  Internet Products and Services......      442,000      1,217,000       2,903,000       3,457,000
  Ion Beam Surface Treatment..........       26,000          7,000           6,000          77,000
                                        -----------    -----------     -----------     -----------
          Total cost of revenues......  $14,732,000    $15,535,000     $15,122,000     $18,753,000
                                        ===========    ===========     ===========     ===========
Operating income......................  $ 1,552,000    $ 2,524,000     $ 2,944,000     $ 3,656,000
Net income............................    1,285,000      1,690,000       2,075,000       3,087,000
Net income per share:
  Basic...............................  $       .11    $       .15     $       .18     $       .27
  Diluted.............................          .10            .15             .18             .25

                                         MARCH 31,      JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                          1998(1)         1998            1998           1998(2)
                                        -----------    -----------    -------------    ------------
REVENUES:
  Software Protection Products........  $14,171,000    $14,450,000     $14,250,000     $14,367,000
  Information Security Products.......   10,801,000     12,211,000      12,297,000      14,927,000
  Internet Products and Services......       48,000         91,000         201,000       1,350,000
  Ion Beam Surface Treatment..........       10,000          8,000           9,000          41,000
                                        -----------    -----------     -----------     -----------
          Total revenues..............  $25,030,000    $26,760,000     $26,757,000     $30,685,000
                                        ===========    ===========     ===========     ===========
COST OF REVENUES:
  Software Protection Products........  $ 3,555,000    $ 3,859,000     $ 4,364,000     $ 4,969,000
  Information Security Products.......    8,573,000      9,235,000       9,513,000      12,039,000
  Internet Products and Services......       32,000        179,000         107,000         463,000
  Ion Beam Surface Treatment..........       20,000             --           1,000           9,000
                                        -----------    -----------     -----------     -----------
          Total cost of revenues......  $12,180,000    $13,273,000     $13,985,000     $17,480,000
                                        ===========    ===========     ===========     ===========
Operating income (loss)...............  $ 2,103,000    $ 4,394,000     $ 3,804,000     $(2,781,000)
Net income (loss).....................     (619,000)     2,869,000       2,601,000      (2,361,000)
Net income (loss) per share:
  Basic...............................  $      (.05)   $       .25     $       .22     $      (.20)
  Diluted.............................         (.05)           .23             .21            (.20)

(1) The results of operations for the quarter ended March 31, 1998 reflects a $1.5 million write-off of acquired in-process research and development and a $1.3 million write-off of a fully impaired investment.

(2) The results of operations for the quarter ended December 31, 1998 reflects an asset impairment charge of $3.9 million.

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 1999

     The Company has restated its Form 10-Q's for the three month periods ended March 31, June 30, and September 30, 1998. The above quarterly financial data is derived from the restated Form 10-Q's, as applicable. In September 1998, the Securities and Exchange Commission issued a letter to the American Institute of Certified Public Accountants wherein a new suggested valuation method for in-process research and development determination was provided. The new valuation method was to be retroactively applied to all acquisitions in 1998. Accordingly, during the fourth quarter of 1998 the Company performed a new valuation analysis related to the acquisition of Wyatt in February, 1998 (see note 2 to the Notes to Consolidated Financial Statements), which resulted in the Company adjusting the write-off taken in the first quarter of 1998 related to in-process research and development acquired in the Wyatt acquisition.

     Net income per share is computed independently for each of the quarters presented and the summation of quarterly amounts may not equal the total net income per share reported for the year.

                           RAINBOW TECHNOLOGIES, INC.

         SCHEDULE II -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                               BALANCE AT                  DEDUCTIONS/      BALANCE AT
                                               BEGINNING                  RECOVERIES AND      END OF
                 DESCRIPTION                    OF YEAR      ADDITIONS      WRITE-OFFS         YEAR
                 -----------                   ----------    ---------    --------------    ----------
For the year ended December 31:
1999
Allowance for doubtful accounts receivable...   $291,000     $434,000       $(146,000)       $579,000
1998
Allowance for doubtful accounts receivable...   $500,000     $217,000       $(426,000)       $291,000
1997
Allowance for doubtful accounts receivable...   $330,000     $182,000       $ (12,000)       $500,000

                                 EXHIBIT INDEX

     EXHIBIT
     NUMBER                               DESCRIPTION
     ------                               -----------
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

    10(b)         Agreement, dated October 1996, between the Company and
                  National Semiconductor Corporation (incorporated by reference to Exhibit 10(b) of the Company's 1998 Annual Report on Form
                  10-K under the Securities Exchange Act of 1934 filed in March, 1999 (the "1998 10-K")).

    10(c)         Agreement, dated December 1998, between the Company and EM
                  Microelectronic -- Marin S.A. (incorporated by reference to
                  Exhibit 10(c) of the 1998 10-K).

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

     EXHIBIT
     NUMBER                               DESCRIPTION
     ------                               -----------
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

    10(u)         Manufacturing Agreement, dated September 30, 1997, between
                  AlliedSignal, Inc. and Mykotronx, Inc. (incorporated by reference to Exhibit 10(u) of the 1998 10-K).

    10(v)         Development Agreement, dated September 30, 1997, between
                  AlliedSignal, Inc. and Mykotronx, Inc. (incorporated by reference to Exhibit 10(v) of the 1998 10-K).

    10(w)         Agreement for Design and Product Purchase, dated September 4,
                  1997, between IBM Microelectronics and Rainbow Technologies,
                  Inc. and Mykotronx, Inc. (incorporated by reference to Exhibit
                  10(w) of the 1998 10-K).

    10(x)         Leases for premises at 357, 359 and 371 Van Ness Way,
                  Torrance, California, dated September 8, 1993, September 25,
                  1996 and October 2, 1997, respectively, between Surf
                  Management Associates, a California Limited Partnership, and
                  Mykotronix, Inc., a California corporation.

    10(y)         Lease for premises at 111 West Ocean Boulevard, Long Beach,
                  California, dated November 24, 1999, between Stevens Creek
                  Associates, a California general partnership, and the Company.

    21            List of Rainbow's wholly-owned subsidiaries.

    23(a)         Consent of Independent Auditors.

    27            FINANCIAL DATA SCHEDULE.

(b) REPORTS ON FORM 8-K

   No reports on Form 8-K have been filed during the three months ended December 31, 1999.