Form 10-Q
period 2000-03-31
RAINBOW TECHNOLOGIES INC
filed 2000-05-12
CIK 819706

                                    FORM 10-Q



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



   For the Quarter ended MARCH 31, 2000    Commission file number: 0-16641



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

                                                       Yes   X          No
                                                           -----           -----

The number of shares of common stock, $.001 par value, outstanding as of May 10, 2000 was 12,398,886

                           RAINBOW TECHNOLOGIES, INC.


                                TABLE OF CONTENTS


PART I  -  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at
          March 31, 2000 (unaudited) and December 31, 1999                    4

          Condensed Consolidated Statements of Income
          for the three months ended March 31, 2000 and 1999 (unaudited)      5

          Condensed Consolidated Statements of Comprehensive Income
          for the three months ended March 31, 2000 and 1999 (unaudited)      6

          Condensed Consolidated Statements of Cash Flows
          for the three months ended March 31, 2000 and 1999 (unaudited)      7

          Notes to Condensed Consolidated Financial Statements                8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      11

PART II  - OTHER INFORMATION

          Item 1 to 5 - Not applicable

          Item 6. Exhibits and reports on Form 8K                            14

 SIGNATURES                                                                  14

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

                           RAINBOW TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                     MARCH 31, 2000     DECEMBER 31, 1999
                                                                     --------------     -----------------
                                                                      (unaudited)
                                             A S S E T S
Current assets:
 Cash and cash equivalents ....................................      $  17,979,000       $  26,709,000
 Marketable securities available-for-sale .....................            990,000           1,173,000
 Accounts receivable, net of allowance for doubtful accounts
  of $537,000 and $579,000 in 2000 and 1999, respectively .....         31,271,000          28,671,000
 Inventories ..................................................         15,112,000          12,033,000
 Unbilled costs and fees ......................................          3,030,000           2,916,000
 Prepaid expenses and other current assets ....................         14,264,000           7,155,000
                                                                     -------------       -------------
      Total current assets ....................................         82,646,000          78,657,000
Property, plant and equipment, at cost:
 Buildings ....................................................          7,154,000           7,497,000
 Furniture ....................................................          1,717,000           1,703,000
 Equipment ....................................................         17,793,000          17,060,000
 Leasehold improvements .......................................          1,738,000           1,641,000
                                                                     -------------       -------------
                                                                        28,402,000          27,901,000
 Less accumulated depreciation and amortization ...............         11,914,000          11,145,000
                                                                     -------------       -------------
      Net property, plant and equipment .......................         16,488,000          16,756,000
Goodwill, net of accumulated amortization of $13,122,000
 and  $12,764,000 in 2000 and 1999, respectively ..............         22,151,000          21,498,000
Product licenses, net of accumulated amortization of $1,850,000
  and $1,749,000 in 2000 and 1999, respectively ...............          5,540,000           5,567,000
Other assets, net of accumulated amortization of $3,098,000
  and $2,790,000 in 2000 and 1999, respectively ...............          8,800,000           8,060,000
                                                                     -------------       -------------
                                                                     $ 135,625,000       $ 130,538,000
                                                                     =============       =============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable .............................................      $   7,078,000       $   8,900,000
 Accrued payroll and related expenses .........................          4,160,000           6,155,000
 Other accrued liabilities ....................................          9,061,000           6,927,000
 Long-term debt, due within one year ..........................            227,000             239,000
 Line of credit ...............................................                 --           6,000,000
 Payable to shareholders ......................................                 --           1,500,000
                                                                     -------------       -------------
      Total current liabilities ...............................         20,526,000          29,721,000
Long-term debt, net of current portion ........................            906,000           1,014,000
Other liabilities .............................................          1,774,000           1,913,000
Commitments and contingencies .................................                 --                  --
Shareholders' equity:
 Common stock, $.001 par value, 20,000,000 shares authorized,
   12,387,707 and 11,683,979 shares issued and outstanding
   in 2000 and 1999, respectively .............................             12,000              12,000
 Additional paid-in capital ...................................         40,392,000          28,613,000
 Accumulated other comprehensive loss .........................         (1,554,000)         (1,173,000)
 Retained earnings ............................................         73,569,000          70,438,000
                                                                     -------------       -------------
      Total shareholders' equity ..............................        112,419,000          97,890,000
                                                                     -------------       -------------
                                                                     $ 135,625,000       $ 130,538,000
                                                                     =============       =============


                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                Three Months Ended

                                                         March 31, 2000     March 31, 1999
                                                         --------------     --------------
Revenues:
  Secure Software Distribution .....................      $ 14,782,000       $ 14,302,000
  Secure Communications ............................        11,532,000         11,049,000
  Internet Performance and Security ................         5,295,000            735,000
  Spectria .........................................         4,836,000                 --
                                                          ------------       ------------
       Total revenues ..............................        36,445,000         26,086,000
Operating expenses:
  Cost of Secure Software Distribution Revenues ....         4,242,000          4,020,000
  Cost of Secure Communications Revenues ...........         9,371,000         10,270,000
  Cost of Internet Performance and Security Revenues         1,639,000            442,000
  Cost of Spectria Revenues ........................         2,506,000                 --
  Selling, general and administrative ..............        10,755,000          6,553,000
  Research and development .........................         2,814,000          2,629,000
  Goodwill amortization ............................           726,000            620,000
                                                          ------------       ------------
       Total operating expenses ....................        32,053,000         24,534,000
                                                          ------------       ------------
Operating income ...................................         4,392,000          1,552,000
Interest income ....................................           191,000            302,000
Interest expense ...................................           (37,000)           (50,000)
Other income, net ..................................           510,000            272,000
                                                          ------------       ------------
Income before provision for income taxes ...........         5,056,000          2,076,000
Provision for income taxes .........................         1,925,000            791,000
                                                          ------------       ------------
Net income .........................................      $  3,131,000       $  1,285,000
                                                          ============       ============

Net income per share:
  Basic ............................................      $       0.26       $       0.11
                                                          ============       ============
  Diluted ..........................................      $       0.23       $       0.10
                                                          ============       ============

Shares used in computing net income per share:
  Basic ............................................        12,037,000         11,804,000
                                                          ============       ============
  Diluted ..........................................        13,656,000         12,628,000
                                                          ============       ============


                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)

                                                           Three Months Ended
                                                    March 31, 2000    March 31, 1999
                                                    --------------    --------------
Net income ....................................      $ 3,131,000       $ 1,285,000
Other comprehensive loss:
    Foreign currency translation adjustment ...         (319,000)       (1,466,000)
    Unrealized loss on securities .............         (295,000)          (45,000)
                                                     -----------       -----------
    Other comprehensive loss,
      before income taxes .....................         (614,000)       (1,511,000)
    Provision for income taxes related to other
      comprehensive loss ......................          233,000           574,000
                                                     -----------       -----------
    Other comprehensive loss, net of taxes ....         (381,000)         (937,000)
                                                     -----------       -----------
 Comprehensive income .........................      $ 2,750,000       $   348,000
                                                     ===========       ===========


                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                   Three Months Ended
                                                                           March 31, 2000     March 31, 1999
                                                                           --------------     --------------
Cash flows from operating activities:
 Net income ..........................................................      $  3,131,000       $  1,285,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Amortization .......................................................         1,244,000          1,198,000
  Depreciation .......................................................           953,000            864,000
  Change in deferred income taxes ....................................        (3,358,000)          (740,000)
  Allowance for doubtful accounts ....................................           (42,000)            (6,000)
  Changes in operating assets and liabilities:
   Accounts receivable ...............................................        (2,873,000)         1,783,000
   Inventories .......................................................        (3,190,000)           419,000
   Unbilled costs and fees ...........................................          (112,000)           906,000
   Prepaid expenses and other current assets .........................          (961,000)        (1,117,000)
   Accounts payable ..................................................        (1,730,000)        (1,287,000)
   Accrued liabilities ...............................................        (1,681,000)        (2,688,000)
   Income taxes payable ..............................................         4,088,000           (320,000)
   Other .............................................................          (417,000)          (286,000)
                                                                            ------------       ------------
   Net cash (used in) provided by operating activities ...............        (4,948,000)            11,000
Cash flows from investing activities:
 Sale of marketable securities .......................................                --          1,536,000
 Purchases of property, plant, and equipment .........................          (966,000)        (1,478,000)
 Net cash paid for acquisition of Systematic Systems Integration, Inc.        (1,763,000)                --
 Other non-current assets ............................................          (525,000)           245,000
 Capitalized software development costs ..............................          (852,000)          (200,000)
                                                                            ------------       ------------
   Net cash (used in) provided  investing activities .................        (4,106,000)           103,000
Cash flows from financing activities:
 Exercise of Rainbow common stock options ............................         6,239,000            647,000
 Payment on line of credit ...........................................        (6,000,000)                --
 Payment of long-term debt ...........................................           (45,000)           (76,000)
 Purchase of treasury stock ..........................................                --         (6,070,000)
 Purchase and retirement of common stock .............................                --         (1,419,000)
                                                                            ------------       ------------
   Net cash provided by (used in) financing activities ...............           194,000         (6,918,000)
Effect of exchange rate changes on cash ..............................           130,000           (276,000)
                                                                            ------------       ------------
Net increase (decrease) in cash and cash equivalents .................        (8,730,000)        (7,080,000)
Cash and cash equivalents at beginning of period .....................        26,709,000         29,900,000
                                                                            ------------       ------------
Cash and cash equivalents at end of period ...........................      $ 17,979,000       $ 22,820,000
                                                                            ============       ============

Supplemental disclosure of cash flow information:
 Income taxes paid ...................................................      $    314,000       $    117,000
 Interest paid .......................................................            46,000             53,000


                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)

1.   Basis of presentation

Rainbow Technologies, Inc. (the Company) develops, manufactures, programs and markets products which prevent the unauthorized use of intellectual property, including software programs; develops and manufactures information security products for satellite communications; develops and manufactures internet security products to provide privacy and security for network communications; and provide consulting services to assist clients in determining computer network and Internet security requirements, and in designing and implementing the appropriate network security solutions. The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform with the 2000 presentation.

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

At December 31, 1999, the Company performed a review for impairment of the long-lived assets of QMT. The aggregate undiscounted cash flows estimated to be generated by QMT during the life of its long-lived assets are greater than their $2,100,000 carrying value indicating no impairment exists at December 31, 1999. The Company believes there has been no change in the status of this assessment at March 31, 2000. However, there is uncertainty related to the estimates used to determine these undiscounted cash flows. The most significant and uncertain of these estimates is future revenues. A significant shortfall from these revenue projections could result in these assets becoming impaired as early as June 30, 2000. The Company anticipates performing impairment reviews related to the long-lived assets of QMT on a quarterly basis in order to monitor the achievement of its revenue projections.

In the opinion of the Company's management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 2000 and results of operations for the three months ended March 31, 2000 and 1999. The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's December 31, 1999 Annual Report on Form 10-K. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of results to be expected for the full year.

The Company has subsidiaries in the United Kingdom, Germany, France, the Netherlands, India, Russia, Australia, China and Taiwan. The Company utilizes the currencies of the countries where its foreign subsidiaries operate as the functional currency. Balance sheet accounts denominated in foreign currency are translated at exchange rates as of the date of the balance sheet and income statement accounts are translated at average exchange rates for the period. Translation gains and losses are accumulated as a separate component of Accumulated Other Comprehensive Loss within Shareholders' Equity. The Company has adopted local currencies as the functional currencies for its subsidiaries because their principal economic activities are most closely tied to the respective local currencies.

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

4.   Inventories

Inventoried costs relating to long-term contracts are stated at actual production costs, including pro-rata allocations of factory overhead and general and administrative costs incurred to date, reduced by amounts identified with revenue recognized on units delivered. The costs attributed to units delivered under such long-term contracts are based on the estimated average cost of all units expected to be produced.

Inventories, other than inventoried costs relating to long-term contracts, are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:

                                                              MARCH 31, 2000   DECEMBER 31, 1999
                                                              --------------   -----------------
Finished goods                                                  $ 5,711,000      $ 4,804,000
Raw materials                                                     4,895,000        1,648,000
Inventoried costs relating to long-term contracts,
  net of amounts attributed to revenues recognized to date        3,308,000        4,535,000
Work in process                                                   1,198,000        1,046,000
                                                                -----------      -----------
                                                                $15,112,000      $12,033,000
                                                                ===========      ===========

5.   Acquisitions

On October 22, 1999, the Company completed the acquisition of InfoCal LLC (InfoCal). InfoCal creates collaborative intranet/extranet applications, knowledge portals and distance learning applications and specializes in messaging strategy migration and implementation. The total transaction value was $3,500,000, including $3,000,000 paid in cash and 36,530 shares of Rainbow common stock valued at $500,000. In addition to the initial consideration, there is contingent consideration of up to $500,000 in each of the 2000 and 2001 calendar years. The contingent payments are based upon achievement of certain financial, revenue and strategic goals. Any additional consideration will be recorded as goodwill. This acquisition has been accounted for using the purchase method of accounting. Approximately $3,500,000 was allocated to goodwill and is being amortized on a straight-line basis over ten years. Results of operations for InfoCal are included in the Company's consolidated results of operations beginning on October 22, 1999.

On September 16, 1999, the Company completed the acquisition of InfoSec Labs, Incorporated (InfoSec). InfoSec has core competency in both enterprise and Internet security solutions and security assessment and education programs. The total transaction value was $3,100,000, including $1,600,000 paid in cash and 120,209 shares of Rainbow common stock valued at $1,500,000. This acquisition has been accounted for using the purchase method of accounting. Approximately $3,100,000 was allocated to goodwill and is being amortized on a straight-line basis over ten years. Results of operations for InfoSec are included in the Company's consolidated results of operations beginning on September 16, 1999.

On May 12, 1999, the Company completed the acquisition of Systematic Systems Integration (Systematic) for an initial purchase price of $9,600,000 in cash with an additional $1,500,000 accrued for at December 31, 1999, and was paid in January 2000. In addition, the purchase agreement provides for contingent payments of up to

$1,700,000. These payments are based upon the attainment of certain revenue and gross margin goals for calendar year 2000. This acquisition has been accounted for using the purchase method of accounting. The entire purchase price has been allocated to goodwill and any additional consideration paid will also be recorded as goodwill. The goodwill is being amortized on a straight-line basis over ten years. Systematic is a California-based eCommerce integration services firm that enables companies to seamlessly integrate diverse software and hardware platforms, communication systems and Internet technologies. Results of operations for Systematic are included in the Company's consolidated results of operations beginning on May 12, 1999.

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

7.   Industry segments

The company operates in four industry segments. The first segment is the development and sale of devices which protect data and software from unauthorized use (Secure Software Distribution segment). The second segment is the development and sale of information security products to provide privacy and security for voice communication and data transmission (Secure Communications segment). The third segment is the development and sale of products which accelerate performance of security servers and network equipment and products that provide access control to computer networks, Internet Websites and virtual private networks (Internet Performance and Security segment). The fourth segment provides services that enable companies to integrate diverse software and hardware platforms (Spectria segment). The identifiable assets, after applicable eliminations, for each segment as of March 31, 2000 were $71,857,000, $28,430,000, $11,990,000 and $23,348,000, respectively, compared with
$70,591,000, $31,452,000, $6,344,000 and $22,151,000 as of December 31, 1999.

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

RESULTS OF OPERATIONS
(dollars in thousands)

                                               Three Months Ended
                                                    March 31,
                                             -----------------------
                                               2000           1999
                                             --------       --------
Revenues
      Secure Software Distribution           $ 14,782       $ 14,302
      Secure Communication                     11,532         11,049
      Internet Performance and Security         5,295            735
      Spectria                                  4,836             --
                                             --------       --------
             Total revenues                  $ 36,455       $ 26,086
                                             ========       ========

Operating Income
      Secure Software Distribution           $  3,899       $  2,243
      Secure Communication                      2,061            571
      Internet Performance and Security          (903)        (1,262)
      Spectria                                   (665)            --
                                             --------       --------
              Total operating income         $  4,392       $  1,552
                                             ========       ========

REVENUES

Revenues from Secure Software Distribution for the three months ended March 31, 2000 increased by 3% to $14,782,000, when compared to the same period in 1999. Revenues from Europe and Asia-Pacific increased by 7% and 83%, respectively, while revenues from the U.S. decreased by 3%. The increase in Asia-Pacific revenues was due to additional sales generated primarily in China while the decrease in U.S. revenues was due to slower sales to U.S. customers who export their products to Asia. The average selling price per product in the quarter ended March 31, 2000 decreased approximately 3% when compared to the same period in 1999. Unit volume for the three months ended March 31, 2000 increased by 5% when compared to the corresponding period in 1999. The decrease in average selling prices and the increase in unit volume was primarily due to a change in customer mix.

Secure Communications revenues for the three months ended March 31, 2000 increased 4% to $11,532,000 when compared to the same period in 1999. The revenue growth was primarily due to higher demand for network security products.

Internet Performance and Security revenues for the three months ended March 31, 2000 increased 620% to $5,295,000 when compared to the same period in 1999. The revenue growth was primarily due to increased revenues in the Company's Cryptoswift product line.

Spectria revenues for the three months ended March 31, 2000 were $4,836,000, or 13% of total revenues.

GROSS PROFIT

Gross profit from Secure Software Distribution for the three months ended March 31, 2000 was 71% of revenues, compared to 72% for the three months ended March 31, 1999.

Gross profit from Secure Communications for the three months ended March 31, 2000 increased to 19% of revenues compared to 7% for the three months ended March 31, 1999. The increase was due to the change in mix from less profitable research and development contracts to more profitable product contracts.

Gross profit from Internet Performance and Security for the three months ended March 31, 2000 increased to 69% of revenues compared to 40% for the three months ended March 31, 1999. The increase in gross profit was due to a decrease in unit costs because of significantly higher unit shipments.

Gross profit from Spectria for the three months ended March 31, 2000 was 48% of revenues.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the three months ended March 31, 2000 increased to 30% of revenues compared to 25% of revenues for the three months ended March 31, 1999. This increase was primarily due to additional staff and higher marketing expenses for new product introductions in Internet Performance and Security products and additional selling expenses attributable to Spectria, which was acquired on May 12, 1999.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended March 31, 2000 decreased to 8% of revenues compared to 10% of revenues for the corresponding period in 1999. The decrease in research and development expenses was due primarily to higher costs incurred in developing new products which are capitalized during the development stage.

OTHER INCOME

Other income was $510,000 for the three months ended March 31, 2000 compared to $272,000 for the three months ended March 31, 1999. The increase in other income was primarily due to foreign currency transaction gains resulting from lower average exchange rates of the subsidiaries' functional currencies in relation to the U.S. currency.

PROVISION FOR INCOME TAXES

The effective tax rate was 38% for the three months ended March 31, 2000, which was consistent with the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of operating funds have been from operations and proceeds from sales of the Company's equity securities. Net cash used in operations for the three months ended March 31, 2000 was $4,948,000 while net cash provided by operations for the three months ended March 31, 1999 was $11,000. Operating activities in 2000 included purchases of inventory totaling approximately $3,100,000 and an increase in accounts receivable balance of approximately $2,600,000.

Net cash used in investing activities for the three months ended March 31, 2000 was $4,106,000 while net cash provided by investing activities for the three months ended March 31, 1999 was $103,000. Investing activities in 2000 included approximately $970,000 on purchases of fixed assets, approximately $850,000 on development of new products and approximately $1,763,000 for the acquisition of Systematic.

Net cash provided by financing activities for the three months ended March 31, 2000 was $194,000 while net cash used in financing activities for the three months ended March 31, 1999 was $6,918,000. Financing activities in 2000 included a payment of $6,000,000 on a line of credit and approximately $6,240,000 received from common stock options exercised. Financing activities in 1999 included the purchase and retirement of approximately $7,500,000 of treasury stock.

The Company intends to use its capital resources to expand its product lines and for possible acquisitions of additional products and technologies. The Company has no significant capital commitments or requirements at this time.

At March 31, 2000, the Company's subsidiaries in France, The United Kingdom and The Netherlands carried approximately $8,500,000, $2,400,000 and $3,400,000, respectively, in interest earning deposits which may result in foreign exchange gains or losses due to the fact that the functional currency in those subsidiaries is not the U.S. dollar.

The Company believes that its current working capital of $62,120,000 and anticipated working capital to be generated by future operations will be sufficient to support the Company's working capital requirements for at least the next twelve months.

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


Dated: May 12, 2000


                                      RAINBOW TECHNOLOGIES, INC.


                                      By:         /s/ Patrick Fevery
                                         ---------------------------------------
                                                      Patrick Fevery
                                                 Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number                              Description
------                              -----------

  27                       Financial Data Schedule