Form 10-Q
period 2000-06-30
RAINBOW TECHNOLOGIES INC
filed 2000-08-14
CIK 819706

                                    FORM 10-Q



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934



     For the Quarter ended JUNE 30, 2000    Commission file number:0-16641



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

The number of shares of common stock, $.001 par value, outstanding as of August 11, 2000 was 12,579,535

                           RAINBOW TECHNOLOGIES, INC.


                                TABLE OF CONTENTS


PART I  - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at
          June 30, 2000 (unaudited) and December 31, 1999                          4

          Condensed Consolidated Statements of Income
          for the three and six months ended June 30, 2000 and 1999 (unaudited)    5

          Condensed Consolidated Statements of Comprehensive Income
          for the three and six months ended June 30, 2000 and 1999 (unaudited)    6

          Condensed Consolidated Statements of Cash Flows
          for the three and six months ended June 30, 2000 and 1999 (unaudited)    7

          Notes to Condensed Consolidated Financial Statements                     8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                           11

PART II  - OTHER INFORMATION

           Item 1 to 5 - Not applicable

           Item 6. Exhibits and reports on Form 8K                                14

SIGNATURES                                                                        14

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

    The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on the assumption that the Company will not lose a significant customer or customers or experience increased fluctuations of demand or rescheduling of purchase orders, that the Company's markets will continue to grow, that the Company's products will remain accepted within their respective markets and will not be replaced by new technology, that competitive conditions within the Company's markets will not change materially or adversely, that the Company will retain key technical and management personnel, that the Company's forecasts will accurately anticipate market demand, that there will be no material adverse change in the Company's operations or business and that the Company will not experience significant supply shortages with respect to purchased components, sub-systems or raw materials. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the Company or any other person that the objectives or plans of the Company will be achieved should not regard the inclusion of such information as a representation.

                           RAINBOW TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    JUNE 30, 2000       DECEMBER 31, 1999
                                                                                    -------------       -----------------
                                                                                     (unaudited)

                                               A S S E T S
Current assets:
 Cash and cash equivalents .................................................        $  19,580,000         $  26,709,000
 Marketable securities available-for-sale ..................................            1,129,000             1,173,000
 Marketable securities trading .............................................            4,988,000                    --
 Accounts receivable, net of allowance for doubtful accounts
    of $684,000 and $579,000 in 2000 and 1999, respectively ................           30,944,000            28,671,000
 Inventories ...............................................................           19,920,000            12,033,000
 Unbilled costs and fees ...................................................            2,608,000             2,916,000
 Prepaid expenses and other current assets .................................           16,323,000             7,155,000
                                                                                    -------------         -------------
      Total current assets .................................................           95,492,000            78,657,000
Property, plant and equipment, at cost:
 Buildings .................................................................            7,097,000             7,497,000
 Furniture .................................................................            1,737,000             1,703,000
 Equipment .................................................................           15,824,000            17,060,000
 Leasehold improvements ....................................................            1,728,000             1,641,000
                                                                                    -------------         -------------
                                                                                       26,386,000            27,901,000
 Less accumulated depreciation and amortization ............................           11,622,000            11,145,000
                                                                                    -------------         -------------
      Net property, plant and equipment ....................................           14,764,000            16,756,000
Long-term note receivable ..................................................            1,090,000                    --
Goodwill, net of accumulated amortization of $13,983,000
    and $12,764,000 in 2000 and 1999, respectively .........................           21,780,000            21,498,000
Product licenses, net of accumulated amortization of $1,878,000
    and $1,749,000 in 2000 and 1999, respectively ..........................            5,172,000             5,567,000
Other assets, net of accumulated amortization of $3,403,000
    and $2,790,000 in 2000 and 1999, respectively ..........................            8,922,000             8,060,000
                                                                                    -------------         -------------
                                                                                    $ 147,220,000         $ 130,538,000
                                                                                    =============         =============

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable ..........................................................        $   7,165,000         $   8,900,000
 Accrued payroll and related expenses ......................................            5,576,000             6,155,000
 Other accrued liabilities .................................................           10,325,000             6,927,000
 Long-term debt, due within one year .......................................              226,000               239,000
 Line of credit ............................................................            2,000,000             6,000,000
 Payable to shareholders ...................................................                   --             1,500,000
                                                                                    -------------         -------------
      Total current liabilities ............................................           25,292,000            29,721,000
Long-term debt, net of current portion .....................................              849,000             1,014,000
Other liabilities ..........................................................            1,802,000             1,913,000
Commitments and contingencies ..............................................                   --                    --
Shareholders' equity:
 Common stock, $.001 par value, 20,000,000 shares authorized, 12,552,877 and
   11,683,979 shares issued and outstanding in 2000 and 1999, respectively .               13,000                12,000
 Additional paid-in capital ................................................           41,597,000            28,613,000
 Accumulated other comprehensive loss ......................................             (930,000)           (1,173,000)
 Retained earnings .........................................................           78,597,000            70,438,000
                                                                                    -------------         -------------
      Total shareholders' equity ...........................................          119,277,000            97,890,000
                                                                                    -------------         -------------
                                                                                    $ 147,220,000         $ 130,538,000
                                                                                    =============         =============


                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                               Three months ended                        Six months ended

                                                       June 30, 2000        June 30, 1999        June 30, 2000        June 30, 1999
                                                       -------------        -------------        -------------        -------------
Revenues:
  Secure Software Distribution .....................   $ 13,545,000         $ 15,127,000         $ 28,327,000         $ 29,429,000
  Secure Communications ............................     11,653,000           11,029,000           23,185,000           22,078,000
  Internet Performance and Security ................      8,547,000            1,491,000           13,841,000            2,226,000
  Spectria .........................................      5,149,000            1,777,000            9,984,000            1,777,000
                                                       ------------         ------------         ------------         ------------
       Total revenues ..............................     38,894,000           29,424,000           75,337,000           55,510,000
Operating expenses:
  Cost of Secure Software Distribution .............      3,987,000            4,572,000            8,229,000            8,592,000
  Cost of Secure Communications Revenues ...........      9,292,000            9,746,000           18,663,000           20,016,000
  Cost of Internet Performance and Security Revenues      2,512,000              249,000            4,151,000              691,000
  Cost of Spectria Revenues ........................      3,273,000              968,000            5,779,000              968,000
  Selling, general and administrative ..............     10,380,000            7,952,000           21,138,000           14,505,000
  Research and development .........................      2,647,000            2,830,000            5,461,000            5,459,000
  Goodwill amortization ............................        771,000              583,000            1,494,000            1,203,000
                                                       ------------         ------------         ------------         ------------
       Total operating expenses ....................     32,862,000           26,900,000           64,915,000           51,434,000
                                                       ------------         ------------         ------------         ------------

Operating income ...................................      6,032,000            2,524,000           10,422,000            4,076,000

Gain on marketable securities ......................      4,218,000                   --            4,218,000                   --
Asset impairment charge ............................     (2,173,000)                  --           (2,173,000)                  --
Interest income ....................................        229,000              231,000              419,000              533,000
Interest expense ...................................        (33,000)             (47,000)             (70,000)             (97,000)
Other income (expense), net ........................       (104,000)             137,000              409,000              409,000
                                                       ------------         ------------         ------------         ------------
Income before provision for income taxes ...........      8,169,000            2,845,000           13,225,000            4,921,000
Provision for income taxes .........................      3,141,000            1,155,000            5,066,000            1,946,000
                                                       ------------         ------------         ------------         ------------
Net income .........................................   $  5,028,000         $  1,690,000         $  8,159,000         $  2,975,000
                                                       ============         ============         ============         ============

Net income per share:
  Basic ............................................   $       0.40         $       0.15         $       0.67         $       0.26
                                                       ============         ============         ============         ============
  Diluted ..........................................   $       0.36         $       0.15         $       0.59         $       0.25
                                                       ============         ============         ============         ============

Shares used in computing net income per share:
  Basic ............................................     12,430,000           11,462,000           12,234,000           11,633,000
                                                       ============         ============         ============         ============
  Diluted ..........................................     13,926,000           11,574,000           13,791,000           12,101,000
                                                       ============         ============         ============         ============


                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)

                                                                 Three Months Ended                      Six Months Ended

                                                          June 30, 2000       June 30, 1999       June 30, 2000       June 30, 1999
                                                          -------------       -------------       -------------       -------------
Net income ........................................        $ 5,028,000         $ 1,690,000         $ 8,159,000         $ 2,975,000
Other comprehensive income (loss):
    Foreign currency translation adjustment .......            757,000            (539,000)            438,000          (2,033,000)
    Unrealized gain (loss) on securities ..........            251,000               3,000             (44,000)            (43,000)
                                                           -----------         -----------         -----------         -----------
    Other comprehensive income (loss),
      before income taxes .........................          1,008,000            (536,000)            394,000          (2,076,000)
    Provision for income taxes related to other
      comprehensive income (loss) .................           (384,000)            218,000            (151,000)            821,000
                                                           -----------         -----------         -----------         -----------
    Other comprehensive income (loss), net of taxes            624,000            (318,000)            243,000          (1,255,000)
                                                           -----------         -----------         -----------         -----------
Comprehensive income ..............................        $ 5,652,000         $ 1,372,000         $ 8,402,000         $ 1,720,000
                                                           ===========         ===========         ===========         ===========


                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                       Six Months Ended

                                                                              June 30, 2000        June 30, 1999
                                                                              -------------        -------------
Cash flows from operating activities:
 Net income ..........................................................        $  8,159,000         $  2,975,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Amortization .......................................................           2,535,000            2,343,000
  Depreciation .......................................................           1,720,000            1,775,000
  Change in deferred income taxes ....................................          (3,805,000)            (945,000)
  Allowance for doubtful accounts ....................................             105,000              130,000
  Changes in operating assets and liabilities:
   Accounts receivable ...............................................          (2,722,000)             103,000
   Inventories .......................................................          (7,951,000)             958,000
   Unbilled costs and fees ...........................................             308,000            1,131,000
   Prepaid expenses and other current assets .........................          (1,674,000)            (751,000)
   Note receivable ...................................................          (1,090,000)                  --
   Accounts payable ..................................................          (1,305,000)             212,000
   Accrued liabilities ...............................................            (481,000)          (1,153,000)
   Income taxes payable ..............................................           6,258,000              772,000
   Deferred revenues .................................................            (312,000)             (93,000)
   Other .............................................................            (551,000)            (314,000)
                                                                              ------------         ------------
   Net cash (used in) provided by operating activities ...............            (806,000)           7,143,000
Cash flows from investing activities:
 Sale of marketable securities .......................................                  --            5,369,000
 Purchases of property, plant, and equipment .........................          (2,107,000)          (3,197,000)
 Gain on marketable securities .......................................          (4,218,000)                  --
 Asset impairment charge .............................................           2,173,000                   --
 Net cash paid for acquisition of Systematic Systems Integration, Inc.          (1,765,000)          (9,250,000)
 Other non-current assets ............................................          (1,327,000)            (260,000)
 Capitalized software development costs ..............................          (2,065,000)            (444,000)
                                                                              ------------         ------------
   Net cash used in investing activities .............................          (9,309,000)          (7,782,000)
Cash flows from financing activities:
 Exercise of Rainbow common stock options ............................           6,369,000              660,000
 Payment on line of credit ...........................................          (4,000,000)                  --
 Payment of long-term debt ...........................................            (118,000)            (158,000)
 Investment by new partners in QM Technologies, Inc. .................                  --              458,000
 Purchase and retirement of common stock .............................                  --           (7,974,000)
                                                                              ------------         ------------
   Net cash (used in) provided by financing activities ...............           2,251,000           (7,014,000)
Effect of exchange rate changes on cash ..............................             735,000             (333,000)
                                                                              ------------         ------------
Net decrease in cash and cash equivalents ............................          (7,129,000)          (7,986,000)
Cash and cash equivalents at beginning of period .....................          26,709,000           29,900,000
                                                                              ------------         ------------
Cash and cash equivalents at end of period ...........................        $ 19,580,000         $ 21,914,000
                                                                              ============         ============

Supplemental disclosure of cash flow information:
 Income taxes paid ...................................................        $  1,332,000         $    117,000
 Interest paid .......................................................              86,000               98,000


                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

1.   Basis of presentation

Rainbow Technologies, Inc. (the Company) develops, manufactures, programs and markets products which prevent the unauthorized use of intellectual property, including software programs; develops and manufactures information security products for satellite communications; develops and manufactures internet security products to provide privacy and security for network communications; and provides consulting services to assist clients in determining computer network and Internet security requirements, and in designing and implementing the appropriate network security solutions. The accompanying financial statements consolidate the accounts of the Company and its wholly owned subsidiaries. All significant inter company balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform to the 2000 presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates. Significant estimates made in preparing these financial statements include the allowance for doubtful accounts, the reserve for inventory obsolescence, accrued warranty costs, the allowance for deferred tax assets, total estimated contract costs associated with billed and unbilled contract revenue and the fair value for marketable securities.

At June 30, 2000, the Company performed a review for impairment of the long-lived assets related to QMT. Based on its evaluation, the Company determined that all of the long-lived assets related to QMT were fully impaired and as a result recorded an impairment charge of $2,200,000.

Management determines the appropriate classification of its investments in marketable securities at the time of purchase. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and carried at fair value with the unrealized holding gains and losses included in earnings. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

During the second quarter of fiscal 2000, the Company acquired securities and classified them as trading securities, as defined by SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." At June 30, 2000, the difference between the estimated fair value and the cost of the securities acquired resulted in a gain of $4,200,000 which was recognized in earnings for the three months ended June 30, 2000.

In the opinion of the Company's management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2000 and results of operations for the three and six months ended June 30, 2000 and 1999. The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's December 31, 1999 Annual Report on Form 10-K. Results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results to be expected for the full year.

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

2.   Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the assumed conversion of all diluted securities.

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


4.   Inventories

Inventoried costs relating to long-term contracts are stated at actual production costs, including pro-rata allocations of factory overhead and general and administrative costs incurred-to-date, reduced by amounts identified with revenue recognized on units delivered. The costs attributed to units delivered under such long-term contracts are based on the estimated average cost of all units expected to be produced.

Inventories, other than inventoried costs relating to long-term contracts, are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:

                                                                 June 30, 2000    December 31, 1999
                                                                 -------------    -----------------
Finished goods                                                    $ 6,643,000        $ 4,804,000
Raw materials                                                       6,773,000          1,648,000
Inventoried costs relating to long-term contracts,
  net of amounts attributed to revenues recognized to date          4,620,000          4,535,000
Work in process                                                     1,884,000          1,046,000
                                                                  -----------        -----------
                                                                  $19,920,000        $12,033,000
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

Also included in other assets are capitalized software development costs. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Amortization of capitalized software development costs commences when the products are available for general release to customers and are determined using the straight-line method over the expected useful lives of the respective products. These amounts are written-off if it is determined that the projects cannot be brought to market.


7.   Industry segments

The company operates in four industry segments. The first segment is the development and sale of devices, which protect data and software from unauthorized use (Secure Software Distribution segment). The second segment is the development and sale of information security products to provide privacy and security for voice communication and data transmission (Secure Communications segment). The third segment is the development and sale of products which accelerate performance of security servers and network equipment and products that provide access control to computer networks, Internet Websites and virtual private networks (Internet Performance and Security segment). The fourth segment provides services that enable companies to integrate diverse software and hardware platforms (Spectria segment). The identifiable assets, after applicable eliminations, for each segment as of June 30, 2000 were $77,790,000, $29,160,000, $15,500,000 and $24,770,000, respectively, compared with
$70,591,000, $31,452,000, $6,344,000 and $22,151,000 as of December 31, 1999.

                           RAINBOW TECHNOLOGIES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors, which have affected the consolidated results of operations, and the consolidated financial position of the Company during the periods included in the accompanying condensed consolidated financial statements. This discussion should be read in conjunction with the related condensed consolidated financial statements and associated notes.

RESULTS OF OPERATIONS
(Dollars in thousands)

                                                          Three months ended June 30,
                                                          ---------------------------
                                                             2000             1999
                                                           --------         --------
            Revenues
                  Secure Software Distribution             $ 13,545         $ 15,127
                  Secure Communications                      11,029           11,653
                  Internet Performance and Security           8,547            1,491
                  Spectria                                    5,149            1,777
                                                           --------         --------
                         Total revenues                    $ 38,894         $ 29,424
                                                           ========         ========

            Operating Income
                  Secure Software Distribution             $  3,689         $  2,417
                  Secure Communications                       2,124            1,067
                  Internet Performance and Security           1,030           (1,415)
                  Spectria                                     (811)             455
                                                           --------         --------
                          Total operating income           $  6,032         $  2,524
                                                           ========         ========

                                                           Six months ended June 30,
                                                           -------------------------
                                                             2000             1999
                                                           --------         --------
            Revenues
                  Secure Software Distribution             $ 28,327         $ 29,429
                  Secure Communications                      22,078           23,185
                  Internet Performance and Security          13,841            2,226
                  Spectria                                    9,984            1,777
                                                           --------         --------
                         Total revenues                    $ 75,337         $ 55,510
                                                           ========         ========

            Operating Income
                  Secure Software Distribution             $  7,587         $  4,660
                  Secure Communications                       4,185            1,638
                  Internet Performance and Security             127           (2,677)
                  Spectria                                   (1,477)             455
                                                           --------         --------
                          Total operating income           $ 10,422         $  4,076
                                                           ========         ========

REVENUES

Revenues from Secure Software Distribution for the three and six months ended June 30, 2000 decreased by 10% to $13,545,000 and 4% to $28,327,000, respectively, when compared to the same periods in 1999. Revenues from U.S. and Europe decreased by 17% and 7%, respectively, while revenues from Asia-Pacific increased by 42% for the three months ended June 30, 2000 when compared to the same period in 1999. The decrease in revenues was primarily due to decreased demand in North America and Europe for business software applications. The increase in Asia-Pacific revenues was due to additional sales generated primarily in China. The average selling price per product for the three and six months ended June 30, 2000 decreased 7% and 2%, respectively, when compared to the same periods in 1999. Unit volume for the three and six months ended June 30, 2000 decreased 6% and 2%, respectively, when compared to the corresponding periods in 1999. The decrease in average selling prices was primarily due to a change in customer mix.

Secure Communications revenues for the three and six months ended June 30, 2000 increased 6% to $11,653,000 and 5% to $23,185,000, respectively, when compared to the same periods in 1999. The revenue growth was primarily due to a higher demand for network security products.

Internet Performance and Security revenues for the three and six months ended June 30, 2000 increased 473% to $8,547,000 and 522% $13,841,000, respectively, when compared to the same periods in 1999. The revenue growth was primarily due to increased demand for performance enhancement products in the server and network appliance markets. Revenues from Europe and Asia-Pacific were 7% and 2%, respectively, of total Internet Performance and Security revenues for the three months ended June 30, 2000.

Spectria revenues for the three and six months ended June 30, 2000 increased 190% to $5,149,000 and 462% to $9,984,000, respectively, when compared to the same periods in 1999. Revenues in 1999 reflect sales generated from the date of acquisition, May 12, 1999.


GROSS PROFIT

Gross profit from Secure Software Distribution for the three months ended June 30, 2000 increased to 71% of revenues compared to 70% of revenues for the corresponding period in 1999. Gross profit for the six months ended June 30, 2000 was 71% of revenues which was consistent with the same period in 1999.

Gross profit from Secure Communications for the three months ended June 30, 2000 increased to 20% of revenues compared to 12% of revenues for the three months ended June 30, 1999. Gross profit for the six months ended June 30, 2000 increased to 20% of revenues compared to 9% of revenues for the six months ended June 30, 1999. The increase was due to the change in mix from less profitable research and development contracts to more profitable product contracts.

Gross profit from Internet Performance and Security for the three months ended June 30, 2000 decreased to 71% of revenues compared to 83% of revenues for the corresponding period in 1999. The decrease was due to higher sales to several large customers at lower prices, resulting in lower gross profit. Gross profit for the six months ended June 30, 2000 increased to 70% of revenues compared to 69% of revenues for the six months ended June 30, 1999.

Gross profit from Spectria for the three months ended June 30, 2000 was 36% of revenues while gross profit for the six months ended June 30, 2000 was 42% of revenues. The decrease in gross profit was due to problems in matching skill mix to customer requirements resulting in a loss of productivity.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the three months ended June 30, 2000 was 27% of revenues which was consistent with the same period in 1999. Selling, general and administrative expenses for the six months ended June 30, 2000 increased to 28% of revenues compared to 26% of revenues for the six months ended June 30, 1999. The increase was primarily due to additional staff and higher marketing expenses for new product introductions in Internet Performance and Security products and additional selling expenses attributable to Spectria, which was acquired on May 12, 1999.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three and six months ended June 30, 2000 decreased to 7% of revenues compared to 10% of revenues for the corresponding three and six months ended June 30, 1999. The decrease in research and development expenses was due primarily to higher costs incurred in developing new products which are capitalized during the development stage.

OTHER INCOME AND EXPENSE

Other expense for the three months ended June 30, 2000 was $104,000 compared to other income of $137,000 for the three months ended June 30, 1999. Other income for the six months ended June 30, 2000 and 1999 was $409,000. The decrease in other income was primarily due to foreign currency transaction losses resulting from higher average exchange rates of the subsidiaries' functional currencies in relation to the U.S. currency.

At June 30, 2000, the Company performed a review for impairment of the long-lived assets related to QMT. Based on its evaluation, the Company determined that all of the long-lived assets related to QMT were fully impaired and as a result recorded an impairment charge of $2,200,000.

During the second quarter of fiscal 2000, the Company acquired securities and classified them as trading securities, as defined by SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." At June 30, 2000, the difference between the estimated fair value and the cost of the securities acquired resulted in a gain of $4,200,000 which was recognized in earnings for the three months ended June 30, 2000.

PROVISION FOR INCOME TAXES

The effective tax rate was 38% for the three months ended June 30, 2000 compared to 41% for the three months ended June 30, 1999. The effective tax rate for the six months ended June 30, 2000 was 38% compared to 40% for the three months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of operating funds have been from operations and proceeds from sales of the Company's equity securities. Net cash used in operations for the six months ended June 30, 2000 was $806,000 while net cash provided by operations for the six months ended June 30, 1999 was $7,143,000. Operating activities in 2000 included purchases of inventory totaling $7,951,000 and an increase in accounts receivable balance of $2,300,000 partially offset by $5,500,000 additional accrued income tax expense.

Net cash used in investing activities for the six months ended June 30, 2000 and 1999 was $9,309,000 and $7,782,000, respectively. Investing activities in 2000 included $2,065,000 on development of new products and $1,765,000 for the acquisition of Systematic. Investing activities in 1999 included $9,250,000 for the acquisition of Systematic.

Net cash provided by financing activities for the six months ended June 30, 2000 was $2,251,000 while net cash used in financing activities for the six months ended June 30, 1999 was $7,014,000. Financing activities in 2000 included a payment of $4,000,000 on a line of credit and approximately $6,369,000 received from common stock options exercised. Financing activities in 1999 included the purchase and retirement of $7,794,000 of treasury stock.

The Company intends to use its capital resources to expand its product lines and for possible acquisitions of additional products and technologies. The Company has no significant capital commitments or requirements at this time.

At June 30, 2000, the Company's subsidiaries in France, The United Kingdom and The Netherlands carried approximately $9,283,000, $2,920,000 and $4,216,000, respectively, in interest earning deposits which may result in foreign exchange gains or losses due to the fact that the functional currency in those subsidiaries is not the U.S. dollar.

The Company believes that its current working capital of $70,200,000 and anticipated working capital to be generated by future operations will be sufficient to support the Company's working capital requirements for at least the next twelve months.

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


Dated: August 11, 2000


                                       RAINBOW TECHNOLOGIES, INC.


                                       By:  /s/ Patrick Fevery
                                            ------------------------------------
                                            Chief Financial Officer