Form 10-Q
period 2000-09-30
RAINBOW TECHNOLOGIES INC
filed 2000-11-14
CIK 819706

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934


For the Quarter ended SEPTEMBER 30, 2000         Commission file number: 0-16641


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

                                                           Yes  [X]    No  [ ]


The number of shares of common stock, $.001 par value, outstanding as of November 10, 2000 was 25,557,761.

                          RAINBOW TECHNOLOGIES, INC.


                                TABLE OF CONTENTS

 PART I  - FINANCIAL INFORMATION

 Item 1.  Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at
          September 30, 2000 (unaudited) and December 31, 1999                          4

          Condensed Consolidated Statements of Income for the three and nine
          months ended September 30, 2000 and 1999 (unaudited)                          5

          Condensed Consolidated Statements of Comprehensive Income for the three
          and nine months ended September 30, 2000 and 1999 (unaudited)                 6

          Condensed Consolidated Statements of Cash Flows for the three and nine
          months ended September 30, 2000 and 1999 (unaudited)                          7

          Notes to Condensed Consolidated Financial Statements                          8

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                11

PART II  - OTHER INFORMATION

          Item 1 to 5 - Not applicable

          Item 6. Exhibits and reports on Form 8K                                      16

 SIGNATURES                                                                            16

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

                           RAINBOW TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         September 30, 2000      December 31, 1999
                                                                         ------------------      -----------------
                                                                            (unaudited)
                                   A S S E T S
Current assets:
  Cash and cash equivalents ......................................         $  18,529,000            $  26,709,000
  Marketable securities available-for-sale .......................             1,086,000                1,173,000
  Marketable securities trading ..................................             5,092,000                       --
  Accounts receivable, net of allowance for doubtful accounts of $834,000 and $579,000 at September 30, 2000 and
    December 31, 1999, respectively ..............................            41,603,000               28,671,000
  Inventories ....................................................            24,090,000               12,033,000
  Unbilled costs and fees ........................................             3,138,000                2,916,000
  Prepaid expenses and other current assets ......................            15,764,000                7,155,000
                                                                           -------------            -------------
    Total current assets .........................................           109,302,000               78,657,000
Property, plant and equipment, at cost:
  Buildings ......................................................             6,605,000                7,497,000
  Furniture ......................................................             1,754,000                1,703,000
  Equipment ......................................................            16,875,000               17,060,000
  Leasehold improvements .........................................             1,734,000                1,641,000
                                                                           -------------            -------------
                                                                              26,968,000               27,901,000
  Less accumulated depreciation and amortization .................            12,181,000               11,145,000
                                                                           -------------            -------------
    Net property, plant and equipment ............................            14,787,000               16,756,000
  Long-term note receivable ......................................               940,000                       --
  Goodwill, net of accumulated amortization of $14,162,000 and
    and $12,764,000 in 2000 and 1999, respectively .................            21,200,000             21,498,000
  Product licenses, net of accumulated amortization of $2,053,000
    and $1,749,000 in 2000 and 1999, respectively ..................             5,066,000              5,567,000
  Other assets, net of accumulated amortization of $3,848,000 and
    and $2,790,000 in 2000 and 1999, respectively ..................            11,351,000              8,060,000
                                                                             -------------          -------------
                                                                             $ 162,646,000          $ 130,538,000
                                                                             =============          =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...............................................           $  11,491,000          $   8,900,000
  Accrued payroll and related expenses ...........................               6,578,000              6,155,000
  Other accrued liabilities ......................................              11,712,000              6,927,000
  Long-term debt, due within one year ............................                 209,000                239,000
  Line of credit .................................................               4,000,000              6,000,000
  Payable to shareholders ........................................                      --              1,500,000
                                                                             -------------          -------------
    Total current liabilities ....................................              33,990,000             29,721,000
Long-term debt, net of current portion ...........................                 732,000              1,014,000
Other liabilities ................................................               1,864,000              1,913,000
Commitments and contingencies ....................................                      --                     --
Shareholders' equity:
  Common stock, $.001 par value, 55,000,000 shares authorized,
    25,329,888 and 23,367,958 shares issued and outstanding
    in 2000 and 1999, respectively ...............................                  25,000                 23,000
  Additional paid-in capital .....................................              44,860,000             28,602,000
  Accumulated other comprehensive loss ...........................              (2,068,000)            (1,173,000)
  Retained earnings ..............................................              83,243,000             70,438,000
                                                                             -------------          -------------
    Total shareholders' equity .....................................           126,060,000             97,890,000
                                                                             -------------          -------------
                                                                            $  162,646,000          $ 130,538,000
                                                                            ==============          =============


                             See accompanying notes

                           RAINBOW TECHNOLOGIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                               Three months ended                       Nine months ended
                                                     September 30,          September 30,      September 30,          September 30,
                                                         2000                   1999               2000                   1999
                                                   -------------          -------------      -------------          -------------
Revenues:
  Secure Software Distribution ...............     $  13,160,000          $  14,393,000      $  41,487,000          $  43,822,000
  Secure Communications ......................        14,396,000              9,910,000         37,581,000             31,988,000
  Internet Performance and Security ..........        11,181,000              2,326,000         25,022,000              4,552,000
  Spectria ...................................         5,033,000              3,536,000         15,017,000              5,313,000
                                                   -------------          -------------      -------------          -------------
    Total revenues ...........................        43,770,000             30,165,000        119,107,000             85,675,000
Operating expenses:
  Cost of Secure Software Distribution Revenues        3,907,000              4,102,000         12,132,000             12,694,000
  Cost of Secure Communications Revenues .....        10,912,000              8,117,000         29,575,000             28,133,000
  Cost of Internet Performance and Security
    Revenues .................................         3,071,000                492,000          7,222,000              1,183,000
  Cost of Spectria Revenues ..................         3,232,000              2,411,000          9,011,000              3,379,000
  Selling, general and administrative ........        11,484,000              8,508,000         32,622,000             23,013,000
  Research and development ...................         3,141,000              3,029,000          8,602,000              8,488,000
  Goodwill amortization ......................           822,000                562,000          2,316,000              1,765,000
                                                   -------------          -------------      -------------          -------------
    Total operating expenses .................        36,569,000             27,221,000        101,480,000             78,655,000
                                                   -------------          -------------      -------------          -------------
Operating income .............................         7,201,000              2,944,000         17,627,000              7,020,000

Gain on marketable securities ................            67,000                     --          4,285,000                     --
Asset impairment charge ......................                --                     --         (2,173,000)                    --
Interest income ..............................           283,000                181,000            702,000                714,000
Interest expense .............................           (31,000)               (46,000)          (101,000)              (143,000)
Other income (expense), net ..................           (22,000)               342,000            383,000                751,000
                                                   -------------          -------------      -------------          -------------
Income before provision for income taxes .....         7,498,000              3,421,000         20,723,000              8,342,000
Provision for income taxes ...................         2,852,000              1,346,000          7,918,000              3,292,000
                                                   -------------          -------------      -------------          -------------
Net income ...................................     $   4,646,000          $   2,075,000      $  12,805,000          $   5,050,000
                                                   =============          =============      =============          =============

Net income per share:
   Basic .....................................     $        0.18          $        0.09      $        0.52          $        0.22
                                                   =============          =============      =============          =============
   Diluted ...................................     $        0.17          $        0.09      $        0.46          $        0.21
                                                   =============          =============      =============          =============

Shares used in computing net income per share:
   Basic .....................................        25,214,000             22,616,000         24,716,000             23,050,000
                                                   =============          =============      =============          =============
   Diluted ...................................        28,148,000             23,268,000         27,770,000             23,890,000
                                                   =============          =============      =============          =============


                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)


                                                                Three Months Ended                      Nine Months Ended
                                                     Sept. 30, 2000        Sept. 30, 1999     Sept. 30, 2000        Sept. 30, 1999
                                                     --------------        --------------     --------------        --------------
Net income ......................................     $  4,646,000          $  2,075,000       $ 12,805,000          $  5,050,000
Other comprehensive income (loss):
  Foreign currency translation adjustment .......       (1,793,000)            1,594,000         (1,067,000)             (433,000)
  Unrealized gain (loss) on securities ..........          (44,000)              (45,000)          (382,000)              (88,000)
                                                      ------------          ------------       ------------          ------------
  Other comprehensive income (loss),
    before income taxes .........................       (1,837,000)            1,549,000         (1,449,000)             (521,000)
  Provision for income taxes related to other
    comprehensive income (loss) .................          699,000              (610,000)           554,000               206,000
                                                      ------------          ------------       ------------          ------------
  Other comprehensive income (loss), net of taxes       (1,138,000)              939,000           (895,000)             (315,000)
                                                      ------------          ------------       ------------          ------------
Comprehensive income ..........................       $  3,508,000          $  3,014,000       $ 11,910,000          $  4,735,000
                                                      ============          ============       ============          ============


                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                                        Nine Months Ended
                                                                             September 30, 2000    September 30, 1999
                                                                             ------------------    ------------------
Cash flows from operating activities:
  Net income .........................................................         $ 12,805,000          $  5,050,000
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
  Amortization .......................................................            4,014,000             3,374,000
  Depreciation .......................................................            2,505,000             2,363,000
  Change in deferred income taxes ....................................           (1,946,000)           (1,340,000)
  Allowance for doubtful accounts ....................................              250,000               437,000
  Changes in operating assets and liabilities:
  Accounts receivable ................................................          (12,962,000)           (1,389,000)
  Inventories ........................................................          (12,206,000)             (930,000)
  Unbilled costs and fees ............................................             (222,000)              511,000
  Prepaid expenses and other current assets ..........................             (164,000)           (1,671,000)
  Note receivable ....................................................             (940,000)                   --
  Accounts payable ...................................................            3,024,000               522,000
  Accrued liabilities ................................................             (570,000)              248,000
  Income taxes payable ...............................................            6,976,000             2,042,000
  Deferred revenues ..................................................             (408,000)              (59,000)
  Other ..............................................................             (442,000)             (535,000)
                                                                               ------------          ------------
    Net cash (used in) provided by operating activities ..............             (286,000)            8,623,000
Cash flows from investing activities:
  Sale of marketable securities ......................................                   --             5,412,000
  Purchases of property, plant, and equipment ........................           (3,328,000)           (3,941,000)
  Gain on marketable securities ......................................           (4,285,000)                   --
  Asset impairment charge ............................................            2,173,000                    --
  Net cash paid for acquisition of Systematic Systems Integration, Inc           (1,765,000)          (10,861,000)
  Other non-current assets ...........................................           (2,159,000)             (635,000)
  Capitalized software development costs .............................           (5,020,000)             (826,000)
                                                                               ------------          ------------
    Net cash used in investing activities ............................          (14,384,000)          (10,851,000)
Cash flows from financing activities:
  Exercise of Rainbow common stock options ...........................            8,672,000               998,000
  Payment on line of credit ..........................................           (2,000,000)                   --
  Payment of long-term debt ..........................................             (165,000)             (206,000)
  Investment by new partners in QM Technologies, Inc. ................                   --               610,000
  Purchase and retirement of common stock ............................                   --            (7,974,000)
                                                                               ------------          ------------
    Net cash (used in) provided by financing activities ..............            6,507,000            (6,572,000)
Effect of exchange rate changes on cash ..............................              (17,000)              528,000
                                                                               ------------          ------------
Net decrease in cash and cash equivalents ............................           (8,180,000)           (8,272,000)
Cash and cash equivalents at beginning of period .....................           26,709,000            29,900,000
                                                                               ------------          ------------
Cash and cash equivalents at end of period ...........................         $ 18,529,000          $ 21,628,000
                                                                               ============          ============

Supplemental disclosure of cash flow information:
  Income taxes paid ..................................................         $  1,794,000          $    470,000
  Interest paid ......................................................              125,000               140,000


                            See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

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

Management determines the appropriate classification of its investments in marketable securities at the time of purchase. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and carried at fair value with the unrealized holding gains and losses included in earnings. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity.

During the second quarter and third quarter of fiscal 2000, the Company acquired securities and classified them as trading securities, as defined by SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Net unrealized gain recognized in earnings for the three months ended September 30, 2000 and June 20, 2000 were $67,000 and $4,200,000, respectively.

In the opinion of the Company's management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 2000 and results of operations for the three and nine months ended September 30, 2000 and 1999. The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's December 31, 1999 Annual Report on Form 10-K. Results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the full year.

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

Inventories, other than inventoried costs relating to long-term contracts, are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:

Inventories (in thousands)                                 September 30, 2000      December 31, 1999
                                                           ------------------      -----------------
Finished goods                                                  $  7,822                $  4,804
Raw materials                                                     10,864                   1,648
Inventoried costs relating to long-term contracts,
net of amounts attributed to revenues recognized to date           3,672                   4,535
Work in process                                                    1,732                   1,046
                                                                --------                --------
                                                                $ 24,090                $ 12,033
                                                                ========                ========

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

On May 12, 1999, the Company completed the acquisition of Systematic Systems Integration (Systematic) for an initial purchase price of $9,600,000 in cash with an additional $1,500,000 accrued for at December 31, 1999, and paid in January 2000. In addition, the purchase agreement provides for contingent payments of up to $1,700,000. These payments are based upon the attainment of certain revenue and gross margin goals for calendar year 2000. This acquisition has been accounted for using the purchase method of accounting. The entire purchase price has been allocated to goodwill and any additional consideration paid will also be recorded as goodwill. The goodwill is being amortized on a straight-line basis over ten years. Systematic is a California-based eCommerce integration services firm that enables companies to seamlessly integrate diverse software and hardware platforms, communication systems and Internet technologies. Results of operations for Systematic are included in the Company's consolidated results of operations beginning on May 12, 1999.

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

7. Industry segments

The company operates in four industry segments. The first segment is the development and sale of devices, which protect data and software from unauthorized use (Secure Software Distribution segment). The second segment is the development and sale of information security products to provide privacy and security for voice communication and data transmission (Secure Communications segment). The third segment is the development and sale of products which accelerate performance of security servers and network equipment and products that provide access control to computer networks, Internet Websites and virtual private networks (Internet Performance and Security segment). The fourth segment provides services that enable companies to integrate diverse software and hardware platforms (Spectria segment). The identifiable assets, after applicable eliminations, for each segment as of September 30, 2000 were $77,156,000, $31,924,000, $28,535,000 and $25,031,000, respectively, compared with
$70,591,000, $31,452,000, $6,344,000 and $22,151,000 as of December 31, 1999.

8. Stock split

On September 19, 2000 the Company announced that its Board of Directors approved a 2-for-1 split of its common stock. The effective date was October 9, 2000 and the payout date was October 23, 2000. These financial statements have been adjusted to reflect the impact of the stock split.

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

RESULTS OF OPERATIONS
(Dollars in thousands)

                                         Three months ended September 30,
                                         -------------------------------
                                              2000              1999
                                              ----              ----
Revenues
 Secure Software Distribution             $ 13,160          $ 14,393
 Secure Communications                      14,396             9,910
 Internet Performance and Security          11,181             2,326
 Spectria                                    5,033             3,536
                                          --------          --------
    Total revenues                        $ 43,770          $ 30,165
                                          ========          ========

Operating Income
  Secure Software Distribution            $  3,220          $  2,139
  Secure Communications                      3,275             1,558
  Internet Performance and Security          1,476              (970)
  Spectria                                    (770)              217
                                          --------          --------
    Total operating income                $  7,201          $  2,944
                                          ========          ========

                                         Nine months ended September 30,
                                         -------------------------------
                                             2000               1999
                                             ----               ----
Revenues
  Secure Software Distribution            $  41,487          $  43,822
  Secure Communications                      37,581             31,988
  Internet Performance and Security          25,022              4,552
  Spectria                                   15,017              5,313
                                          ---------          ---------
    Total revenues                        $ 119,107          $  85,675
                                          =========          =========

Operating Income
  Secure Software Distribution            $  10,811          $   6,799
  Secure Communications                       7,460              3,196
  Internet Performance and Security           1,603             (3,766)
  Spectria                                   (2,247)               791
                                          ---------         ----------
    Total operating income                $  17,627          $   7,020
                                          =========          =========

REVENUES

Revenues from Secure Software Distribution for the three and nine months ended September 30, 2000 decreased by 9% to $13,160,000 and 5% to $41,487,000, respectively, when compared to the same periods in 1999. Revenues from U.S. and Europe decreased by 17% and 5%, respectively, while revenues from Asia-Pacific increased by 130% for the three months ended September 30, 2000 when compared to the same period in 1999. The decrease in revenues was primarily due to decreased demand in North America and Europe for business software applications. The increase in Asia-Pacific revenues was due to additional sales generated primarily in China. The average selling price per product for the three months ended September 30, 2000 increased 2% as compared to the same period in 1999. The average selling price per product for the nine months ended September 30, 2000 was consistent with the average selling price per product for the nine months ended September 30, 1999. Unit volume for the three and nine months ended September 30, 2000 decreased 10% and 6%, respectively, when compared to the corresponding periods in 1999.

Secure Communications revenues for the three and nine months ended September 30, 2000 increased 45% to $14,396,000 and 17% to $37,581,000, respectively, when compared to the same periods in 1999. The revenue growth was primarily due to higher demand for network security products.

Internet Performance and Security revenues for the three and nine months ended September 30, 2000 increased 381% to $11,181,000 and 450% $25,022,000, respectively, when compared to the same periods in 1999. The revenue growth was primarily due to increased demand for performance enhancement products in the server and network appliance markets. Revenues from Europe and Asia-Pacific were 20% and 5%, respectively, of total Internet Performance and Security revenues for the three months ended September 30, 2000.

Spectria revenues for the three and nine months ended September 30, 2000 increased 42% to $5,033,000 and 183% to $15,017,000, respectively, when compared to the same periods in 1999. Revenues in 1999 reflect sales generated from the date of acquisition, May 12, 1999.

GROSS PROFIT

Gross profit from Secure Software Distribution for the three months ended September 30, 2000 decreased to 70% of revenues compared to 72% of revenues for the corresponding period in 1999. Gross profit for the nine months ended September 30, 2000 and 1999 was 71% of revenues.

Gross profit from Secure Communications for the three months ended September 30, 2000 increased to 24% of revenues compared to 18% of revenues for the three months ended September 30, 1999. Gross profit for the nine months ended September 30, 2000 increased to 21% of revenues compared to 12% of revenues for the nine months ended September 30, 1999. The increase was due to the change in mix from less profitable research and development contracts to more profitable product contracts.

Gross profit from Internet Performance and Security for the three months ended September 30, 2000 decreased to 73% of revenues compared to 79% of revenues for the corresponding period in 1999. Gross profit for the nine months ended September 30, 2000 decreased to 71% of revenues compared to 74% of revenues for the nine months ended September 30, 1999. The decrease was due to higher sales to several large customers at lower prices, resulting in lower gross profit.

Gross profit from Spectria for the three months ended September 30, 2000 increased to 36% of revenues compared to 32% of revenues for the corresponding period in 1999. Gross profit for the nine months ended September 30, 2000 increased to 40% of revenues compared to 36% of revenues for the same period in 1999. The increase in gross profit was due to improvements in matching employees' skills to customer requirements resulting in an increase in productivity.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist primarily of personnel-related expenses , sales commission, promotional activities, and professional fees. Selling, general and administrative expenses for the three months ended September 30, 2000 were $11,484,000 or 26% of revenues as compared to $8,508,000 or 28% of revenues for the three months ended September 30, 1999. Selling, general and administrative expenses for the nine months ended September 30, 2000 were $32,622,000 or 27% of revenues as compared to $23,013,000 or 27%
of revenues for the nine months ended September 30, 1999. The increase in absolute dollars reflected higher personnel related costs resulting from the hiring of sales, marketing, management and administrative personnel, and higher legal and other professional fees.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of salaries and other personnel-related expenses, costs related to engineering development tools, and subcontracting costs. Research and development expenses for the three months ended September 30, 2000 were $3,141,000 or 7% of revenues, as compared with research and development expense of $3,029,000 or 10% or revenues for the three months ended September 30, 1999. Research and development expenses for the nine months ended September 30, 2000 were $8,602,000 or 7% of revenues, as compared with research and development expenses of $8,488,000 or 10% of revenues for the nine months ended September 30, 1999. The decrease in research and development expenses as a percentage of revenues reflected the significant increase in revenues in the three and nine months ended September 30, 2000 as compared to the respective prior year period.

OTHER INCOME AND EXPENSE

Other expense for the three months ended September 30, 2000 was $22,000 compared to other income of $342,000 for the three months ended September 30, 1999. Other income for the nine months ended September 30, 2000 and 1999 was $383,000 and $751,000, respectively. The decrease in other income was primarily due to minority owners' share of QMT's losses which were included in other income for the three and nine months ended September 30, 1999. As of March 31, 2000, QMT is no longer consolidated in the Company's financial statements.

At June 30, 2000, the Company performed a review for impairment of the long-lived assets related to QMT. Based on its evaluation, the Company determined that all of the long-lived assets related to QMT were fully impaired and as a result recorded an impairment charge of $2,200,000.

During the second quarter and third quarter of fiscal 2000, the Company acquired securities and classified them as trading securities, as defined by SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." At September 30, 2000, the difference between the estimated fair value and the cost of the securities acquired resulted in a gain of $67,000, which was recognized in earnings for the three months ended September 30, 2000. At June 30, 2000, the difference between the estimated fair value and the cost of the securities acquired resulted in a gain of $4,200,000, which was recognized in earnings for the three months ended June 30, 2000.

PROVISION FOR INCOME TAXES

The effective tax rate was 38% for the three months ended September 30, 2000 compared to 39% for the three months ended September 30, 1999. The effective tax rate for the nine months ended September 30, 2000 was 38% compared to 39% for the nine months ended September 30, 1999.

ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2000 increased by approximately $12,932,000 to $41,603,000 as compared with $28,671,000 at December 31, 1999. The major reason for this increase was due to the fact that approximately $27,000,000 of product was invoiced during the month of September 2000. This was primarily due to strong demand for Secure Communications and Internet Performance and Security products in September 2000. Over 67% of receivables were due by October 31, 2000. The days sales outstanding at September 31, 2000 was 80 days compared with 74 days at December 31, 1999. The increase was due to higher sales to the US government and Other Equipment Manufacturers (OEM), and distributors with longer payment terms.

INVENTORIES

Finished goods increased approximately $3,018,000 to $7,822,000 at September 30, 2000 as compared with $4,804,000 at December 31, 1999. The increase was largely due to the Company's need to maintain adequate inventories on hand for a growing number of OEM customers and other customers for whom the Company offers shorter lead times.

Raw materials increased approximately $9,216,000 to $10,864,000 at September 30, 2000 as compared with $1,648,000 at December 31, 1999. The increase was due primarily to the Company's need to meet the growing demand for the Company's products which has been much stronger than expected. In addition, an acute component shortage in the market has required the Company to acquire extra raw materials in order to meet anticipated strong demand for its products.

PREPAID EXPENSES

Prepaid expenses at September 30, 2000 increased by approximately $8,609,000 as compared with December 31, 1999. The increase was mainly due to approximately $6,588,000 in tax benefit related to the exercises of stock options under the Company's stock options plans.

OTHER ASSETS

Other assets represent primarily certain investments in early-stage companies, capitalized software development costs, acquired software costs, and software developed for internal use. Other assets, net of amortization, was $11,351,000 at September 30, 2000, compared with $8,060,000 at December 31, 1999, an increase of $3,291,000. This increase was primarily due to $1,800,000 incurred in developing an Enterprise Resources Planning (ERP) software package for internal use and approximately $3,000,000 of software costs capitalized during the development stage of technologically feasible products as defined by Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" (FAS No. 86).

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of operating funds have been from operations and proceeds from sales of the Company's equity securities. Net cash used in operations for the nine months ended September 30, 2000 was $286,000 while net cash provided by operations for the nine months ended September 30, 1999 was $8,623,000. Operating activities in 2000 included an increase in inventory totaling $12,206,000 and an increase in accounts receivable balance of $12,962,000 partially offset by $3,024,000 increase in accounts payable and $6,976,000 additional accrued income tax expense.

Net cash used in investing activities for the nine months ended September 30, 2000 and 1999 was $14,384,000 and $10,851,000, respectively. Investing activities in 2000 included $5,020,000 on development of new products and $1,765,000 for the acquisition of Systematic. Investing activities in 1999 included $10,861,000 for the acquisition of Systematic.

Net cash provided by financing activities for the nine months ended September 30, 2000 was $6,507,000 while net cash used in financing activities for the nine months ended September 30, 1999 was $6,572,000. Financing activities in 2000 included a payment of $2,000,000 on a line of credit and approximately $8,672,000 received from common stock options exercised. Financing activities in 1999 included the purchase and retirement of $7,794,000 of treasury stock.

The Company intends to use its capital resources to expand its product lines and for possible acquisitions of additional products and technologies. The Company has no significant capital commitments or requirements at this time.

At September 30, 2000, the Company's subsidiaries in France, The United Kingdom, Germany and The Netherlands carried approximately $8,673,000, $2,475,000, $1,149,000 and $5,049,000, respectively, in interest earning deposits which may result in foreign exchange gains or losses due to the fact that the functional currency in those subsidiaries is not the U.S. dollar.

The Company believes that its current working capital of $75,312,000 and anticipated working capital to be generated by future operations will be sufficient to support the Company's working capital requirements for at least the next twelve months.

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

Dated: November 13, 2000


                                       RAINBOW TECHNOLOGIES, INC.


                                       By: /s/ Patrick Fevery
                                           --------------------------------
                                           Chief Financial Officer