Form 10-K405
period 2000-12-31
RAINBOW TECHNOLOGIES INC
filed 2001-04-02
CIK 819706

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As at March 29, 2001, the aggregate market value of the voting stock of the Registrant (based upon the closing sales price of the shares on the NASDAQ National Market System) held by non-affiliates was approximately $147,407,865.

     As at March 29, 2001, there were outstanding 26,062,211 shares of Common Stock of the Registrant, par value $.001 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Registrant's Proxy Statement to be submitted to the Commission on or before April 30, 2001, are incorporated by reference into Part III.

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

ITEM 1. BUSINESS

GENERAL

     Rainbow Technologies, Inc., a Delaware corporation, (the "Company") is a leading provider of security solutions for the Internet and eCommerce. The Company applies its core technology to a variety of Internet applications from securing software to the acceleration of secure communication for eCommerce and Virtual Private Networks ("VPNs"). The Company's products include secure Web server and VPN acceleration boards; anti-piracy and Internet software distribution solutions; PKI-based security solutions; voice, data and satellite security systems; smart cards and USB-based authentication tokens.

     The Company's products and services include: (i) software protection products for (a) anti-piracy, (b) license management and (c) software distribution over the Internet (the "Secure Software Distribution Products");
(ii) information security products to protect network and satellite communications (the "Secure Communications Products"); (iii) Internet security products for: (a) accelerated Internet commerce transaction capabilities in a secure environment and (b) access controls for computer networks (the "Internet Performance and Security Products"); and (iv) business consulting to provide professional services with expertise in eCommerce, knowledge management, infrastructure, security, business intelligence, and wireless computing ("Spectria").

     The Company's principal offices and subsidiaries are located in North America, Europe and Asia. Unless the context otherwise requires, the term "Company" refers to Rainbow Technologies, Inc. and its subsidiaries.

INDUSTRY BACKGROUND

     Since its inception in 1984, the Company has been a leading developer and supplier of proprietary security products that prevent unlicensed use and piracy of software, and products that protect the confidentiality of digital content transmitted over telecommunications systems. The Company applies "encryption" technology in all of its security products. Encryption is the process of making data indecipherable to anyone other than authorized users. The computer and software industries have evolved from a market comprised primarily of stand-alone personal computers and single licensed software programs to a market where computers are connected to networks, including the Internet, and software licenses are purchased for multiple users within entire enterprises. The Company has kept pace with the evolving market by applying its encryption expertise to computer security products and solutions that correspond to market changes.

     The Company believes that the increased use and acceptance of computer network and Internet communications to distribute Web-based content and conduct electronic commerce have caused computer network security to become a paramount business concern. The Company also believes that business needs for secure, reliable and scalable computer network and Internet communications provide a substantial market opportunity for the Company's security products and services. An industry report from International Data Corporation (IDC) estimates that the number of Internet users will grow from 97 million in 1998 to 320 million by 2002 with commensurate growth in electronic commerce from $32 billion to $426 billion over that same period. In addition, the Company believes that the market for electronic delivery of digital content will continue to grow rapidly. For example, IDC estimates that the worldwide market for Internet software distribution will increase from approximately $200 million in 1997 to approximately $5.9 billion by 2001, a 133% compound annual growth rate.

     The Company expects to take advantage of the anticipated growth in Internet commerce and communications by expanding its market and product focus to improve and broaden its encryption technology to offer new computer network security products and services supporting Internet commerce and communications.

STRATEGY

     Secure Software Distribution Products. The Company's strategy for its Secure Software Distribution Products is to offer software and information publishers a suite of products and services that prevent the unauthorized use of software and digital content, such as web-based content, and products that enable the secure delivery of software over the Internet. The Company has continually expanded its product offering by focusing its research and development efforts and strategic acquisition plans on software security protection solutions for use on a variety of computer operating systems and hardware platforms. These include the Company's license management and Internet license delivery products for software developers and information technology managers. The Company also offers software and information publishers professional consulting services to assist them in assessing, designing and implementing software and digital content security solutions.

     Secure Communications Products. The Company's Secure Communications Products strategy is to offer the U.S. Government and commercial enterprises requiring the highest level of security, products and development services to assist clients with assessing, designing and implementing computer network security, access control and secure communications products solutions. In furtherance of this strategy, the Company has built relationships with industry organizations to expand the Company's sales opportunities. The Company has also invested significant resources in pursuing opportunities to develop innovative network security technology and products for the U.S. Government and commercial applications. The Company intends to utilize technology and products developed for the U.S. Government to create and introduce new commercial network security products. The Company markets its Internet Products and Services to the U.S. Government.

     Internet Performance and Security Products. The Company's strategy for its Internet Performance and Security Products is to offer companies involved in electronic commerce industries and manufacturers of Internet computer servers, Internet appliances, firewalls, routers and switching equipment, a suite of products that provide accelerated transaction processing in a secure environment and provide access control to computer networks, Internet Websites and VPNs. A VPN is a network of interconnected computers where the privacy of the communication between any two computers on a network is maintained through the use of encryption technology. The Company's Internet Performance and Security Products include proprietary technology that enables businesses offering Internet commerce and communications accelerated transaction processing in a secure environment. The Company also offers its customers a portable security hardware device or "token" that authenticates client access to VPNs, secured computer network equipment and the

Internet. The Company has invested significant resources in marketing and building strategic relationships with leading Internet equipment providers and electronic commerce industries such as financial and electronic brokerage services and telecommunications. The Company intends to introduce new products that combine high performance encryption, acceleration and advanced telecommunication features.

     Spectria. The Company's strategy for its consulting services is to work with clients to design, implement and support secure solutions based on emerging technologies. Spectria has extensive experience collaborating with leading industry partners, including Microsoft, IBM, Lotus, Cisco and Symbol. Spectria offers services in eBusiness security, eBusiness development, eBusiness integration, information portals and wireless and mobile computing solutions.

SECURE SOFTWARE DISTRIBUTION PRODUCTS

     The Company's Secure Software Distribution Products combine sophisticated hardware and software encryption technology to prevent the illegal distribution and use of software. When software is protected by the Company's Sentinel suite of hardware products (the "key"), the software program sends queries to the key that is attached to the parallel port of the computer. The key immediately evaluates each query and responds. The correct response ensures that standard operation of the software will continue without interruption. If the key is not present, the software will not operate. The keys incorporate the Company's proprietary "algorithms" programmed into Company designed "ASIC" computer chips. An algorithm is a mathematical procedure for manipulating digital information with the intent of securing the information. An "ASIC" or "Application Specific Integrated Circuit" is a logic circuit designed for a specific use and implemented in an integrated circuit. Once Sentinel protection is implemented, developers need only include a Sentinel key with each software package shipped. The end-user installs the software as usual, then simply plugs the enclosed Sentinel key into the appropriate port on the computer.

     The Company also offers software-based products that provide software license management and provide software protection products for the distribution of software over the Internet. These products offer software developers greater flexibility in how their products are licensed and distributed.

     The Company's Secure Software Distribution Products include:

     SentinelSuperpro. Features the Company's next generation ASIC technology. This is the industry's first key to combine multiple algorithms with programmable memory for increased security and flexibility. This product is compatible with DOS, Windows and Windows NT based applications.

     SentinelEve3. Software protection for Apple Macintosh-based software. Attaches to the ADB or USB port making it compatible with Apple PowerMac, iMac and PowerBook computers. Protects stand alone and/or multiple modular applications.

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

     SentinelExpress. A software licensing tool for software developers to provide Secure Software Distribution Products and license activation via the Internet. It allows developers to securely distribute demos and licensed applications on the Internet, and automatically generate or activate software licenses from the developer's website. It allows consumers to evaluate, purchase and activate software automatically and easily through a developer's website 24-hours a day.

SECURE COMMUNICATIONS PRODUCTS

     The Company believes the importance of protecting the privacy and security of satellite and computer network communications has increased in direct proportion to technological advances, capabilities and overall growth in telecommunications industries. Information security remains critical to government and defense applications, and is increasingly valued by private sector businesses to protect communications. The

Company's Secure Communications Products are comprised of ASIC circuits, electronic assemblies and products to encrypt electronic communications, and are designed and developed by the Company for use in government and commercial applications.

     The Company's Secure Communications Products are currently categorized into four general areas of customer applications:

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

INTERNET PERFORMANCE AND SECURITY PRODUCTS

     The Company's Internet Performance and Security Products use patent-pending technology to provide Internet commerce companies and manufacturers of Internet computer servers, firewalls, routers and switching equipment with increased security and accelerated Internet commerce transaction capabilities. A "firewall" is technology used for preventing unwanted inbound or outbound data at the boundary of a computer network based upon a set of established rules. A "router" is a computer networking device that is responsible for directing the "route" data will travel enroute to its final destination.

     The Company's Internet Performance and Security Products also include portable security tokens that offer a security solution to a variety of computer network, Internet and information control issues, including secure access to VPNs.

     The Company's Internet Performance and Security Products include:

     CryptoSwift. A high performance security co-processor for Internet computer transaction servers engaged in Internet commerce, electronic brokerage, financial services and other applications that require security functions of privacy and strong user authentication. It economically addresses the problem of server overload due to the calculation intense mathematics associated with "public key" encryption. This form of encryption is widely deployed in all web servers and browsers in use today and is the basis for Secure Sockets Layer
(SSL) and Secure Electronic Transaction (SET) protocols. CryptoSwift is an industry standard PCI bus card with a proprietary ASIC co-processor. Using patent-pending "wide integer" multipliers, it performs all the mathematics associated with public key encryption, allowing the server CPU to perform less calculation intense tasks. CryptoSwift offers plug-in compatibility with Netscape, Microsoft, Sun, HP and LINUX server and operating system software.

     NetSwift. NetSwift is a PCI card that provides encrypted processing and acceleration for original manufacturers of firewalls, routers and switching equipment. NetSwift is an encryption processor that can either accept data and return encrypted data or accept encrypted data and return clear data. The security processing performed by NetSwift is provided through the Company's proprietary "FastMap" encryption processor. NetSwift also provides manufacturers with a scalable security solution. Multiple NetSwift cards can be added to computer hardware equipment to increase "IPSec" performance. "IPSec" is a computer network security protocol that provides for confidentiality and integrity of data transmitted over a computer network using the Internet protocol technology.

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

SPECTRIA

     The Company provides custom, high performance, secure eBusiness solutions. The Company specializes in the following services:

          1. Business Intelligence Services. Business Intelligence turns raw data into accessible, meaningful information to support better business decisions. The Company's Business Intelligence team links data sources, integrates complex back-end systems and designs data cubes to efficiently group data for meaningful presentation, analysis and reporting. The Company's clients use this information to recognize consumer trends, identify additional sales opportunities, detect cost reduction potentials and discover operational efficiencies. The Company's approach to a Business Intelligence project includes identifying key dimensions and measures, performing dimensional modeling, identifying data sources and deploying one or more data marts. This approach allows for rapid design, creation and Proof of Concept prior to deploying business intelligence solutions.

          2. Knowledge Management. The primary goal of Knowledge Management (KM) is intended to deliver the collective intellectual assets of an organization to its individual knowledge workers thereby helping them make informed decisions. Effective KM strategies are intended to optimize sources of information with the aim of delivering a competitive advantage. The Company offers to rapidly deliver knowledge and business portal technologies to enable best practices in KM to foster information sharing and collaboration.

          3. Wireless Computing. The Company offers packaged and customized wireless solutions for applications such as: data collection; mobile transportation and logistics; Enterprise Resource Planning integration; warehouse management; work-in-progress; asset tracking; consignment inventory; compliance labeling; retail ordering; sales force automation; and wireless networking. Each wireless computing project is a unique, custom endeavor involving research, evaluation, design, client validation, development and comprehensive implementation services.

          4. Application Development. The Company provides custom desktop solutions, application integration and conversion using project management, analysis, design and quality assurance techniques. The Company's services include both in-house or on-site software development and support. Project scope can range from a single application to support for a full-scale business management system. The Company's application development competencies span multiple platforms, including Microsoft and industry standard development tools. Development is provided on the IBM AS/400 and multiple UNIX environments. The Company also has extensive experience integrating DB2/400 databases with Windows and UNIX-based applications.

          5. Business Consulting. Starting or converting to an eBusiness-based organization often requires fundamental changes in the way business is conducted, affecting departments, processes and company culture. The Company offers the services to assist its clients in organization planning and managing the client's eBusiness strategy.

          6. ERP Integration. The Company integrates ERP systems with a variety of eBusiness applications. The Company offers a range of ERP consulting services including evaluation and optimization of current business processes, custom workflow development and integration with multiple systems and data sources. The Company's goal is to create scalable solutions that allow an organization to realize the full potential of its ERP system.

          8. eBusiness Security. The Company helps organizations protect their most vital asset -- information. Experienced in a wide variety of industries, the Company provides security assessment, training and awareness programs to optimize the effectiveness of security policies and procedures.

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

     In furtherance of this strategy, in January 1999, the Company entered into an agreement with a processor developer to design and fabricate a new ASIC chip which is intended to replace existing ASIC chips used in a number of the Company's security products. Expenditures for research and development related to Secure Software Distribution Products for the years ended December 31, 2000, 1999 and 1998 were $2,581,000, $5,319,000, and $5,905,000, respectively, or as a percentage of Secure Software Distribution Products revenues, 5%, 9% and 10%, respectively. The Company believes that as a result of its development efforts, its technological leadership could broaden in the future.

     The Company performs research and development with regard to its Secure Communications Products in connection with U.S. Government contracts. The costs incurred by the Company in connection with such research and development activities are substantially recoverable by the Company pursuant to the terms of these contracts. The Company believes that some of the research and development performed under such contracts can be applied to the emerging issues of information security. Expenditures for unfunded research and development related to Secure Communications Products for the year ended December 31, 1998 were $115,000. There were no unfunded research and development expenditures related to Secure Communications Products for the years ended December 31, 2000 and 1999.

     Expenditures for research and development related to Internet Performance and Security Products for the years ended December 31, 2000, 1999, 1998 were $8,718,000, $3,992,000 and $2,838,000, respectively, or as a percentage of related revenues, 25%, 54% and 168%, respectively. The increases in expenditures support a growing product line in the areas of performance acceleration and authentication.

     Expenditures for research and development related to Quantum Manufacturing Technologies, Inc. ("QMT") for the years ended December 31, 2000, 1999 and 1998 were $186,000, $1,552,000 and $1,323,000, respectively.

SALES AND MARKETING

  Secure Software Distribution Products

     The Company markets its Secure Software Distribution Products to software publishers throughout the world for use with their software programs selling at retail for $500 or more in the United States, and for use with lower priced software programs sold internationally. For 2000, 1999 and 1998, 50%, 56% and 62%, respectively, of the Company's Secure Software Distribution Products sales were made in the United States and 50%, 44% and 38%, respectively, were made internationally. Since its formation, the Company has shipped over 25,000,000 keys to more than 34,000 customers. Among the Company's major customers are Autodesk, Inc., ESRI, Inc., Intellution, Inc., Unigraphics and Adobe, Inc.

     The Company has its own direct sales and marketing personnel for Secure Software Distribution Products in North America, Europe and Asia Pacific. In addition, the Company has over 50 distributors worldwide. During 2000, 1999 and 1998, other than the U.S. Government, the Company had no single customer that accounted for ten percent or more of the Company's revenues.

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

  Secure Communications Products

     The Company markets its Secure Communications Products directly to the U.S. Government and commercial enterprises requiring the highest level of security, products and development services to assist them with assessing, designing and implementing computer network security, access control and information security solutions. Also, the Company maintains close relationships with government-related agencies and the aerospace industry. Through these relationships, the Company receives contracts for services and products on a selected source basis. In addition, contracts are awarded to the Company in response to requests for proposal from U.S. Government agencies and aerospace companies.

  Internet Performance and Security Products

     The Company markets its Internet Performance and Security Products directly to manufacturers of Internet computer servers, Internet appliances, Internet firewalls, routers and switching equipment, and to industries involving electronic commerce such as financial and electronic brokerage services and telecommunications. The Company markets these products through its own direct sales and marketing personnel. The Company's direct sales force calls on Fortune 1000 companies and companies providing Internet related encrypted electronic commerce or secure web server environments. For 2000, 1999, and 1998, 83%, 94% and 100%, respectively, of the Company's Internet Performance and Security Products sales were made in the United States and 17%, 6% and 0%, respectively, were made internationally.

  Spectria

     The Company markets its services to Fortune 500 companies, mid-sized organizations and e-start-ups. The Company has expertise in a variety of industries including manufacturing, transportation, telecommunications, entertainment, finance and education. The Company has a direct sales force, but also obtains many of its leads from its partnerships. The Company is a Microsoft Certified Solutions Provider, IBM Business Partner, Lotus Premier Partner, Symbol Business Partner and Cisco Channel Partner (Security Specialization).

MANUFACTURING

  Secure Software Distribution Products

     The Company's Secure Software Distribution Products hardware keys are manufactured by subcontractors in the United States, Asia and Europe from components specified and approved by the Company. The components include ASIC chips, standard computer memory chips and standard computer hardware parts. The Company maintains control over the purchasing of materials and the planning and scheduling of the manufacturing and assembly process. After assembly of the components, the keys are delivered to the Company's facilities in the United States and Europe where the products are inspected, tested and configured. The Company believes that it is the lowest cost producer of software protection products and believes that this will continue to be a competitive advantage.

  Secure Communications Products

     For its Secure Communications Products, the Company's manufacturing operations include the testing of ASICs and the assembly and testing of its satellite ground units and network communications products.

     The Company has specific encryption technology embedded into ASIC circuits that are fabricated to the Company's specifications by ASIC circuit manufacturers. The Company currently has relationships with four such ASIC circuit manufacturers. These ASIC circuits are processed to the specifications of the U.S. Government and the Company. Any interruption in the availability of these ASIC circuits could have a material adverse effect on the operations of the Company.

     The Company currently has a manufacturing relationship with EFTC and SCI to manufacture the Company's principal Secure Communications Products. Any interruption in the availability of this product would have a material adverse effect on the operations of the Company. EFTC and SCI replace Raytheon Systems Company as dual sources manufacturing this product. SCI's manufacturing agreement expires in December 2002. EFTC's manufacturing agreement expires in June 2001.

  Internet Performance and Security Products

     The Company's Internet Performance and Security Products are manufactured by subcontractors in the United States from components specified and approved by the Company. The components include ASIC chips, standard computer related chips and standard computer hardware parts. The Company maintains control over the purchasing of materials and the planning and scheduling of the manufacturing and assembly process. After assembly of the components, the products are delivered to the Company's facilities in the United States where the products are inspected, tested and configured.

     The Company currently has one supplier of the ASIC chip used in the Company's Internet Performance and Security Products. The Company currently has a relationship with a chip supplier that has multiple foundries available to produce the ASIC chip. If the supplier is unable to fulfill the Company's requirements, the Company may experience an interruption in the production of its Internet Performance and Security Products until an alternative source of supply is developed. The Company maintains a six-month inventory of ASIC chips in order to limit the potential for such an interruption. The Company believes that there are a number of companies capable of commencing the manufacture of its ASIC chips within six months of such an interruption.

BACKLOG

     The Company manufactures its Secure Software Distribution Products and Internet Performance and Security Products on the basis of its forecast of near-term demand and maintains inventory in advance of receipt of firm customer orders. Customer orders are generally placed on an "as needed" basis and are usually shipped by the Company within one week after receipt of the order.

     As of December 31, 2000, the backlog for the Company's Secure Communications Products is in excess of six months of 2001 revenues for this business segment.

INTELLECTUAL PROPERTY

     The Company believes that the value of its security products is dependent upon its proprietary algorithms and encryption techniques remaining "trade secrets." The Company has obtained copyright protection on certain of its products and trademark protection for certain of its trade names. The Company also owns several patents for its Secure Communications Products, and the Company has U.S. Patent applications for certain technology included in its Internet Performance and Security Products. There can be no assurance that the Company's proprietary technology will remain a secret or that others will not develop similar technology and use such technology to compete with the Company. There can be no assurance that if the Company decides to apply for additional patents in the future for any of its products, or on any new technology or products derived therefrom, that patents will be granted.

COMPETITION

  Secure Software Distribution Products

     The worldwide software and information protection industry is highly competitive and characterized by rapid technological advances in computer hardware and software development. The Company believes it is the industry leader with an estimated 30% worldwide market share. The Company's principal competitors are

Aladdin Knowledge Systems, Ltd., SCM Microsystems, Inc., and Macrovision Corporation. The Company believes that it offers the most cost effective secure software distribution products available to software publishers. Although certain of the Company's competitors offer lower prices, the Company believes that its technical support services and the ease of implementation of its products favorably distinguish the Company from its competitors.

  Secure Communication Products

     The Company's principal competitors for its Secure Communications Products are Motorola, Inc., VLSI Technology, Inc., Group Technologies, Inc., and Cylink Corporation. The Company believes its unique products, encryption expertise and large number of U.S. Government endorsed products are a significant competitive advantage.

  Internet Performance and Security Products

     The Company's major competitors for its current Internet Performance and Security Products are hi/fn, Inc., n-Cipher, Inc., Chrysalis Symbolic Design, Inc., Compaq Atalla, SafeNet, Inc. and Broadcom, Inc. The Company was first to deliver an encryption accelerator product to improve the performance of Internet transaction servers. The Company believes it is the leading supplier of accelerator products to the Internet server market.

  Spectria

     The Company's principal competitors in this space are a variety of national and regional eCommerce integrators.

EMPLOYEES

     The Company presently employs approximately 660 full-time employees divided among sales and marketing, manufacturing, research and development and administration. The Company believes that its employee relations are excellent. The employees and the Company are not parties to any collective bargaining agreements.

RECENT EVENTS

     Effective January 1, 2001, the Company formed iVEA Technologies, Inc., a wholly owned subsidiary of the Company, to focus on high-performance security and performance enhancements solutions for eBusiness applications. iVEA Technologies will be responsible for sales and marketing of the CryptoSwift eCommerce accelerator products, the CryptoSwift HSM hardware security module and the NetSwift IP Sec Accelerator products.

     Additionally, in 2001 the Company formed the Digital Rights Management Group ("DRMG"), a business segment of the Company, to focus on its Secure Software Distribution Products and ikey authentication tokens.

ITEM 2. PROPERTIES

     The Company's executive offices and principal facility are located in a 55,800 square foot building in Irvine, California. The Company leases the facility pursuant to a lease expiring July 2005.

     The Company owns a 5,000 square foot facility in the United Kingdom that is used primarily for northern European sales and administration. The Company also owns an 8,000 square foot facility in Paris, France, that is used primarily for southern European sales and administration.

     The Company leases a facility in Torrance, California, that is used as a sales, administration, design and production facility. The lease is for 48,000 square feet and expires in 2002.

     The Company leases facilities in Long Beach, California, that are used as sales, administration, design and development facilities. The leases total approximately 26,000 square feet and expire in 2001 and 2004.

     In January 2001, the Company also commenced leasing an additional facility in Irvine, California, that is used primarily to support the Company's iVEA Technologies subsidiary. The lease is for 44,000 square feet and expires in December 2005.

ITEM 3. LEGAL PROCEEDINGS

     In September 1998, a patent infringement action was filed against the Company by Globetrotter, Inc., alleging that certain of the Company's products infringe patents owned by Globetrotter. The complaint seeks unspecified monetary damages and a permanent injunction banning the use of the products alleged to infringe the Globetrotter patents. The Company believes the claims are without merit, and will vigorously defend against the claims made in the action. The Company has filed a counter-claim against Globetrotter alleging anti-trust and unfair competition. The issues of patent infringement are set for trial in April 2001.

     In July 1998, a patent infringement claim was filed against the Company by Andrew Pickholtz, alleging that certain of the Company's products infringe patents owned by Pickholtz. The complaint seeks unspecified monetary damages. The Company filed a motion for summary judgment of noninfringement that was decided in favor of the Company in December 2000. In January 2001, Mr. Pickholtz filed a notice of appeal. The Company continues to believe the claims are without merit and will vigorously defend against the claims made in the notice of appeal.

     The Company does not believe that any liabilities related to the legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to the Company's consolidated financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Neither the Board of Directors, nor any security holder, submitted any matter during the fourth quarter of the fiscal year covered by this Report to a vote of the security holders through solicitation of proxies or otherwise.

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

                                                              HIGH      LOW
                                                             ------    ------
2001 First Quarter (through February 28, 2001).............  15.875     6.250

2000 First Quarter.........................................  25.125    10.250
2000 Second Quarter........................................  25.313    10.625
2000 Third Quarter.........................................  26.000    15.188
2000 Fourth Quarter........................................  27.063    14.630

1999 First Quarter.........................................  13.188     4.875
1999 Second Quarter........................................   5.938     3.969
1999 Third Quarter.........................................   7.625     4.750
1999 Fourth Quarter........................................  12.344     6.438

     All per share data reflects the Company's 2-for-1 stock split effective October 9, 2000.

     As of February 28, 2001, there were approximately 178 holders of record of the Company's Common Stock including those shares held in "street name."

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

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data has been derived from the consolidated financial statements of the Company for the five years ended December 31, 2000 and reflects the impact of the acquisition of Software Security Inc. ("SSI"), on October 4, 1996 which was accounted for using the pooling-of-interests method. Share amounts for all years presented have been adjusted to reflect the impact of a 2-for-1 stock split effective October 9, 2000 and a 3-for-2 stock split effective July 1, 1998.

                                                         YEARS ENDED DECEMBER 31
                                           ---------------------------------------------------
                                           2000(1)      1999     1998(2)      1997      1996
                                           --------   --------   --------   --------   -------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED CONSOLIDATED INCOME STATEMENT
  DATA:
  Total revenues.........................  $163,284   $121,089   $109,232   $ 94,724   $81,710
  Income before taxes....................    22,289     13,164      8,922     19,202    17,936
  Net income.............................    14,446      8,137      2,490     11,332    10,517
  Net income per share:
     Basic...............................  $    .58   $    .35   $    .11   $    .49   $   .45
     Diluted.............................       .52        .34        .10        .47       .44
Shares used in calculating net income per
  share:
  Basic..................................    24,965     23,054     23,398     23,306    23,230
  Diluted................................    27,932     24,212     23,946     23,936    23,820
SELECTED CONSOLIDATED BALANCE SHEET DATA:
  Total assets...........................  $171,209   $130,538   $109,753   $103,051   $93,364
  Working capital........................    86,169     48,936     59,763     55,776    60,166
  Long-term debt, net of current
     portion.............................       726      1,014      1,458      1,616     2,145
  Shareholders' equity...................   139,748     97,890     92,201     86,359    79,076

---------------
(1) The results of operations for the year ended December 31, 2000 reflect an asset impairment charge of $2.2 million and an unrealized gain on marketable trading securities of $2.8 million.

(2) The results of operations for the year ended December 31, 1998 reflect an asset impairment charge of $3.9 million, a $1.5 million write-off of acquired in-process research and development and a $1.3 million write-off of a fully impaired investment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following is management's discussion and analysis of certain significant factors that have affected the profitability of the Company's business segments (Secure Software Distribution Products, Secure Communications Products, Internet Performance and Security Products and Spectria) and its consolidated results of operations and financial condition during the periods included in the accompanying consolidated financial statements. The following should be read in conjunction with the consolidated financial statements and related notes.

OUTLOOK

     We experienced a sudden slowdown in revenues during the last few weeks in December 2000. This slowdown has continued during the first quarter of 2001 and has been particularly acute with our major OEM customers.

     Many of our OEM customers have announced a reduction in revenues and are forecasting a slowdown in their businesses. Soft customer forecasts and current trends in global economic conditions make it particularly difficult at present to predict 2001 product demand, revenues and profits and other related matters.

     Despite this slowdown, the Company's market position remains strong, and we continue to win new business against our competitors. We are keeping a close watch on our customers and their business outlooks.

We are adjusting our 2001 spending plan to reflect 2001 economic conditions and to minimize the impact of these changes on the long-term growth of our Company.

  Acquisitions

     On October 22, 1999, the Company completed the acquisition of InfoCal LLC ("InfoCal"). InfoCal creates collaborative intranet/extranet applications, knowledge portals and distance learning applications and specializes in messaging strategy migration and implementation. The initial transaction value was $3.5 million, including $3 million paid in cash and 73,060 split adjusted shares of Rainbow common stock valued at $500,000. In fiscal 2000, an additional $1.0 million was paid out related to an earn-out provision. This acquisition has been accounted for using the purchase method of accounting. Approximately $4.5 million has been allocated to goodwill and is being amortized on a straight-line basis over ten years. Results of operations for InfoCal are included in the Company's consolidated results of operations beginning on October 22, 1999.

     On September 16, 1999, the Company completed the acquisition of InfoSec Labs, Incorporated ("InfoSec"). InfoSec has core competency in both enterprise and internet security solutions and is renowned for its security assessment and education programs. The total transaction value was $3.1 million, including $1.6 million paid in cash and 240,418 split adjusted shares of Rainbow common stock valued at $1.5 million. This acquisition has been accounted for using the purchase method of accounting. Approximately $3.1 million was allocated to goodwill and is being amortized on a straight-line basis over ten years. Results of operations for InfoSec are included in the Company's consolidated results of operations beginning on September 16, 1999.

     On May 12, 1999, the Company completed the acquisition of Systematic Systems Integration ("Systematic") for an initial purchase price of $9.6 million in cash with an additional cash payment of $1.5 million accrued at December 31, 1999 and paid in January 2000. An additional $1.3 million was paid out in fiscal 2000 related to an earn-out provision based upon revenues. This acquisition has been accounted for using the purchase method of accounting. The entire purchase price and earn-out payments have been allocated to goodwill. The goodwill is being amortized on a straight-line basis over ten years. Systematic is a California-based eCommerce integration services firm that enables companies to seamlessly integrate diverse software and hardware platforms, communication systems and Internet technologies. Results of operations for Systematic are included in the Company's consolidated results of operations beginning on May 12, 1999.

     On February 26, 1998, the Company completed the acquisition of Wyatt River Software, Inc. ("Wyatt"). Wyatt develops, manufactures and markets network license management software. The total transaction value was $9 million, including $3.9 million paid in cash to Wyatt stockholders and $5.1 million in assumed liabilities. This acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated based upon estimated fair values at the date of acquisition. Approximately $1.5 million of the purchase price was written off as in-process research and development at the acquisition date, approximately $2.7 million was allocated to developed software and the remaining $4.8 million was allocated to goodwill and other intangibles. The goodwill and other intangibles are being amortized on a straight-line basis over five years. At December 31, 1998, the Company wrote-off developed software related to the Wyatt acquisition which had a net book value of $427,000. This amount has been included in research and development expense for the year ended December 31, 1998. Results of operations for Wyatt were included in the Company's consolidated results of operations beginning on February 26, 1998.

     On March 6, 1998, the Company entered into an agreement to purchase certain assets from Elan Computer Group, Inc. ("Elan") for $800,000. The assets included Elan's license manager software technology, which the Company had previously licensed from Elan, and Elan's end-user maintenance and support relationships. In connection with the transaction, the Company entered into a Litigation Cooperation Agreement with Elan in connection with a patent infringement lawsuit entitled Globetrotter Software, Inc. vs. Elan Computer Group, Inc. No. 97-4176CW which is currently pending in the United States District Court for the Northern District of California. The action claims that the Elan technology infringes upon patents owned by Globetrotter. The lawsuit is deemed to include any and all claims made now or in the future by Globetrotter Software, Inc. The issues of patent infringement are set for trial in April 2000 (Note 9). Prior to the asset purchase agreement with Elan, the Company had an investment in Elan of $1,320,000. The Company owned less than 20% of Elan's stock and accounted for the investment under the cost method. During the first quarter of fiscal 1998, the Company wrote-off its investment in Elan, as it was determined that the Company's original investment was fully impaired.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     On a consolidated basis, revenues for the year ended December 31, 2000 increased by 35% from the prior year to $163,284,000. The increase is due to higher revenues in the Internet Performance and Security segment and the Secure Communications segment. Revenues from international markets for 2000 increased by 23% to $32,900,000 while revenues from domestic markets increased by 38% to $130,384,000. The increase in domestic sales was due to the aforementioned increases in the Internet Performance and Security segment and the Secure Communications segment. The increase in revenues from international markets was primarily attributable to an increase in sales generated through our offices opened during 1999 in Australia, Taiwan, India and China. The average selling price per product unit for the year ended December 31, 2000 increased approximately 21% from the year ended December 31, 1999. Unit volume for the year ended December 31, 2000 increased by 11% as compared with 1999.

     Secure Software Distribution Products revenue for the year ended December 31, 2000 decreased 9% to $54,405,000 as compared with $59,617,000 in 1999. This revenue decline was primarily due to a slowdown in the high-end software industry in the North American market.

     During the year ended December 31, 2000, approximately 29% or $15,702,000 of the Company's Secure Software Distribution Products revenue was subject to currency fluctuations, up from 25% or $14,919,000 in 1999. The increase in percentage of revenue subject to currency fluctuations was due to the overall increase in international revenue and a decrease in domestic revenue as compared with the prior year. Secure Software Distribution Products revenue in the future is expected to continue to be affected by foreign currency rate fluctuations.

     Secure Communications Products revenue for the year ended December 31, 2000 increased 22% to $55,392,000 as compared with $45,297,000 for 1999. The revenue growth was primarily due to the growth in the Company's KIV-7 Link Encryptor Line.

     During the year ended December 31, 2000, approximately 17% of the Company's Internet Performance and Security Products revenue was subject to currency fluctuations, up from 6% in 1999. The increase in percentage of revenue subject to currency fluctuations was due to the overall increase in international sales from the prior year. Internet Performance Security Products revenue in the future is expected to continue to be affected by foreign currency rate fluctuations.

     Internet Performance and Security Products revenue for the year ended December 31, 2000 increased 366% to $34,626,000 as compared with $7,429,000 for 1999. The revenue growth was primarily due to the increase in sales of the Company's CryptoSwift product line.

     Spectria revenues for the year ended December 31, 2000 increased 116% to $18,861,000 as compared with $8,746,000 for 1999. The revenue growth was primarily due to Systematic, Infocal and Infosec, being included in the consolidated results of operations of the Company for a full year in fiscal 2000 and only a partial year in 1999 (from each respective acquisition date).

     Gross profit from Secure Software Distribution Products for the year ended December 31, 2000 was 71% of revenues compared with 70% of revenues for the year ended December 31, 1999.

     Gross profit from Secure Communications Products for the year ended December 31, 2000 was 24% of revenues compared with 15% of revenues for the year ended December 31, 1999. The increase in gross profit was due to the change in mix to more profitable product contracts from less profitable research and development contracts.

     Gross profit from Internet Performance and Security Products for the year ended December 31, 2000 was 68% of revenues compared with 77% of revenues for the year ended December 31, 1999. The decrease in gross profit was due to a higher percentage of OEM business with lower selling prices and margins.

     Gross profit from Spectria Services revenues for the year ended December 31, 2000 was 40% of revenues as compared with 27% of revenues for the year ended December 31, 1999. The increase in gross profit was primarily due to improvements in productivity and a more profitable mix of contracts.

     There can be no assurance that the Company will improve or maintain the level of gross profit percentages it experienced during the year ended December 31, 2000.

     Consolidated selling, general and administrative expenses for the year ended December 31, 2000 were 29% of revenues compared with 27% of revenues for the year ended December 31, 1999. Selling, general and administrative expenses for the year ended December 31, 2000 increased by $13,610,000 as compared with 1999. This increase was primarily due to additional staff and higher marketing expenses for new product introductions, the expansion of international sales offices and higher professional expenses.

     Total research and development expenses for the year ended December 31, 2000 were 7% of revenues compared with 9% of revenues for the year ended December 31, 1999. Research and development expenses for the year ended December 31, 2000 increased by $622,000 compared with 1999 because of additional staffing. Current research and development activities are primarily focused on additional ASIC development for future products, and the expansion of the Company's existing Internet infrastructure product line.

     Goodwill amortization in 2000 increased by $736,000 to $3,174,000 as compared with 2,438,000 in 1999, due to the amortization of goodwill related to prior year acquisitions being amortized for a full year in 2000 and current year earn-out payments related to those acquisitions being added to goodwill in 2000.

     During the year ended December 31, 2000, the Company recognized foreign currency gains of $78,000, primarily due to dollar denominated deposit accounts maintained in Europe. During the year ended December 31, 1999, the Company recognized foreign currency gains of $752,000, also primarily due to dollar denominated deposit accounts maintained in Europe. Such foreign currency gains and losses result from the movement in the value of the U.S. dollar against the functional currencies used by the Company's foreign subsidiaries.

     The effective tax rate was 35% for the year ended December 31, 2000 compared to 38% for the year ended December 31, 1999. The effective tax rate for 2000 decreased due to the reversal of a valuation allowance related to the Company's German subsidiary and expansion of the Company's international operations.

     At June 30, 2000, the Company performed a review for impairment of the long-lived assets related to Quantum Manufacturing Technologies, Inc. ("QMT"), a majority owned subsidiary of the Company. Based on its evaluation, the Company determined that all of the long-lived assets related to QMT were fully impaired and as a result recorded an impairment charge of $2,173,000. Effective July 1, 2000 QMT is accounted for on the equity method as the Company's ownership percentage decreased below fifty percent.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     On a consolidated basis, revenues for the year ended December 31, 1999 increased by 11% to $121,089,000. The increase is due to higher revenues in the Internet Performance and Security segment and the Spectria segment, which was acquired during 1999. Revenues from international markets for 1999 increased by 23% to $26,710,000 while revenues from domestic markets for 1999 increased by 8% to $94,379,000. The increase in domestic sales was due to the aforementioned increases in the Internet Performance and Security and Spectria segments. The increase in revenues from international markets was primarily attributable to an increase in sales generated through the addition of offices in Australia, Taiwan, India and China. The average selling price per product unit for the year ended December 31, 1999 increased approximately 2% from the year ended December 31, 1998. Unit volume for the year ended December 31, 1999 increased by 2% as compared with 1998.

     Secure Software Distribution Products revenue for the year ended December 31, 1999 increased 4% to $59,617,000 as compared with $57,306,000 in 1998.

     During the year ended December 31, 1999, approximately 25% or $14,919,000 of the Company's Secure Software Distribution Products revenue was subject to currency fluctuations, up from 19% or $20,754,000 in 1998.

     Secure Communications Products revenue for the year ended December 31, 1999 decreased 10% to $45,297,000, as compared with $50,236,000 in 1998. The revenue decline was primarily due to a shift in government spending from secure communication to defense products.

     Internet Performance and Security Products revenue for the year ended December 31, 1999 increased 340% to $7,429,000 as compared with $1,690,000 in 1998. The revenue growth was primarily due to the increase in sales of CryptoSwift products.

     Gross profit from Secure Software Distribution Products for the year ended December 31, 1999 was 70% of revenues compared with 71% of revenues for the year ended December 31, 1998.

     Gross profit from Secure Communications Products for the year ended December 31, 1999 was 15% of revenues compared with 22% of revenues for the year ended December 31, 1998. The decrease in gross profit was due to the change in mix from more profitable product contracts to less profitable research and development contracts.

     Gross profit from Internet Performance and Security Products for the year ended December 31, 1999 was 77% of revenues compared with 54% of revenues for the year ended December 31, 1998. The increase in gross profit was due to manufacturing economies of scale realized as a result of revenue growth.

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

     Total research and development expenses for each of the years ended December 31, 1999 and 1998 was 9% of revenues. Research and development activities during 1999 were primarily focused on additional ASIC development for future products, and the adaptation of the Company's existing Internet Security Products to additional software operating environments and computer platforms.

     Goodwill amortization in 1999 decreased by $356,000 to $2,438,000 as compared with $2,794,000 in 1998, due to a lower average goodwill balance in 1999 as compared to 1998, resulting from the write-off of goodwill related to QMT at December 31, 1998, partially offset by the amortization of goodwill related to acquisitions in 1999.

     Interest income for the year ended December 31, 1999, decreased by 37% to $862,000, as compared with $1,375,000 in 1998, primarily due to lower average cash and cash equivalent balances during 1999.

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

     The effective tax rate was 38% for the year ended December 31, 1999 compared to 72% for the year ended December 31, 1998. The effective tax rate for 1998 was negatively affected due to non-deductibility of the charges related to acquired in-process research and development, the non-deductibility of the write-off of a long-term investment and asset impairment charges related to QMT. Excluding the effect of these charges, the effective tax rate was 43% for the twelve months ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of operating funds have been from operations and proceeds from sales of the Company's equity securities. The Company's operations used $1,813,000 in cash during 2000 and provided $11,127,000 and $12,269,000 during 1999 and 1998 respectively. The impact of higher accounts receivable and inventory balances in 2000 partially offset by amortization and depreciation, higher accrued liability balances and $13,148,000 in tax benefits related to the exercise of common stock options.

     Net cash used in investing activities for 2000 of $17,448,000 increased from 1999 primarily due to $8,484,000 of capitalized software costs in 2000 and no sales of marketable securities in 2000 versus $5,322,000 in 1999.

     Net cash provided from financing activities in 2000 of $9,847,000 increased from 1999 due to $12,942,000 received related to the exercise of common stock options.

     The Company intends to use its capital resources to expand its product lines and for possible acquisitions of additional products and technologies. The Company has no significant capital commitments or requirements at this time.

     At December 31, 2000, the Company's subsidiaries in the United Kingdom, Germany, France and the Netherlands carry approximately $2.7 million, $1 million, $8.1 million and $1.5 million, respectively, in interest earning deposits which may result in foreign exchange gains or losses due to the fact that the functional currency in those subsidiaries is not the U.S. dollar.

     Management believes that the effect of inflation on the business of the Company for the past three years has been minimal.

     The Company believes that its current working capital of $86,169,000 and anticipated working capital to be generated by future operations will be sufficient to support the Company's working capital requirements through at least December 31, 2001.

ITEM 7a.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

INTEREST RATE RISK

     At December 31, 2000 and 1999, the Company's cash equivalents and short-term investments included approximately $1.2 million of fixed income securities. These securities are subject to interest rate risk and may decline in value when interest rates change. At December 2000, $800,000 of the Company's fixed income securities mature during 2012, with the balance held in fixed income mutual funds. An adverse change of 10% in interest rates would have an immaterial effect on the fair value of these securities. These investments do not represent a material market risk to the Company. The Company places substantially all of its interest bearing investments with major financial institutions and by policy limits the amount of credit exposure to any one financial institution. Additionally, the Company does not hold or issue financial instruments for trading, profit or speculative purposes.

EQUITY PRICE RISK

     The Company holds investments in various trading and available-for-sale equity securities which are subject to price risk. The fair value of such investments as of December 31, 2000 and 1999 was approximately $5.3 million and $1.2 million, respectively. The potential change in the fair value of these investments, assuming a 10% decline in prices, would be approximately $530,000 and $120,000, respectively, for 2000 and 1999.

FOREIGN EXCHANGE RATE RISK

     The Company operates internationally and has adopted local currencies as the functional currencies for its foreign subsidiaries because their principal economic activities are most closely tied to the respective local currencies. This exposes the Company to market risk from changes in foreign exchange rates to the extent that transactions are not denominated in the U.S. dollar. In consolidation, the Company converts the accounts of its foreign subsidiaries from the functional currency to the U.S. dollar. As a result, the Company faces the risk that the foreign currencies will have declined in value as compared to the U.S. dollar, resulting in a foreign currency translation loss. Assuming an adverse 10% foreign exchange rate fluctuation, the Company would have experienced translation losses of approximately $2.9 million and $2 million for 2000 and 1999, respectively.

     The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the sales of its products in foreign markets. Assuming an adverse 10% foreign exchange rate fluctuation, the Company would have had a decrease in net income of approximately $600,000 and $500,000 for the years ended December 31, 2000 and 1999, respectively. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and Schedule of the Company are listed in Item 14(a) and included herein on pages F-1 through F-23.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has not had any disagreement with its independent auditors on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 10. ALL DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the information appearing under the caption "Election of Directors" in the Company's Proxy Statement to be submitted to the Commission on or before April 30, 2001.

ITEM 11. EXECUTIVE COMPENSATION

     Reference is made to the information appearing under the caption "Executive Compensation" in the Company's Proxy Statement to be submitted to the Commission on or before April 30, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be submitted to the Commission on or before April 30, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be submitted to the Commission on or before April 30, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a)1. CONSOLIDATED FINANCIAL STATEMENTS

     Report of Independent Auditors

     Consolidated Balance Sheets at December 31, 2000 and 1999

     Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

     Notes to Consolidated Financial Statements

        2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

     II. Consolidated Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

        3. EXHIBITS

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     2(i)     Agreement and Plan of Reorganization, dated as of January
              26, 1995 among the Company, Rainbow Acquisition Inc., a
              California corporation and a wholly owned subsidiary of
              Rainbow, and Mykotronx, Inc., a California corporation
              ("Mykotronx") (incorporated by reference to the Company's
              Registration Statement on Form S-4 under the Securities Act of 1933, as amended, effective on April 20, 1995,
              Registration No. 33-89918).
     2(ii)    Agreement and Plan of Merger, dated September 30, 1996, by and among the Company, RNBO Acquisition Corporation, a
              Nevada corporation and a wholly-owned subsidiary of the
              Company, and Software Security, Inc., a Connecticut
              corporation (incorporated by reference to Exhibit 2(ii) of the Company's 1996 Annual Report on Form 10-K under the
              Securities Exchange Act of 1934 filed in March 1997 (the
              "1996 10-K")).
     2(iii)   Agreement and Plan of Merger, dated March 6, 1998, by and
              among the Company, WRS Acquisition Corp, a California
              corporation and wholly owned subsidiary of the Company, and
              Wyatt River Software, Inc. (incorporated by reference to
              Exhibit 2(iii) of the Company's 1997 Annual Report on Form
              10-K under the Securities Exchange Act of 1934 filed in
              March 1998 (the "1997 10-K")).
     3(i)     Articles of Incorporation of Rainbow, as amended
              (incorporated by reference to Exhibit 3(a) to Rainbow's
              Registration Statement on Form S-18 under the Securities Act of 1933, as amended, filed on July 20, 1987 -- File No.
              33-15956-LA (the "S-18 Registration Statement")).
     3(ii)    By-Laws of Rainbow (incorporated by reference to Exhibit
              3(b) to the S-18 Registration Statement).
     4(a)     See Exhibit 3(i).
     4(b)     See Exhibit 3(ii).
     4(c)     Rights Agreement, dated as of July 29, 1997, between the
              Company and U.S. Stock Transfer Corporation, as Rights Agent
              (incorporated by reference to Exhibit 4(c) to the Company's
              1997 10-K).
    10(a)     Lease for premises at 50 Technology Drive, Irvine,
              California, dated June 1, 1995, between the Company and
              Birtcher Medical Systems, Inc., a California corporation
              (filed as an exhibit to the Company's 1995 Form 10-K).
    10(b)     Agreement, dated October 1996, between the Company and
              National Semiconductor Corporation (incorporated by
              reference to Exhibit 10(b) of the Company's 1998 Annual
              Report on Form 10-K under the Securities Exchange Act of
              1934 filed in March, 1999 (the "1998 10-K")).
    10(c)     Agreement, dated December 1998, between the Company and EM
              Microelectronic -- Marin S.A. (incorporated by reference to
              Exhibit 10(c) of the 1998 10-K).
    10(d)     1990 Incentive Stock Option Plan as amended (incorporated by reference to Exhibit 10(j) of the 1991 10-K).
    10(e)     Employment Agreement, dated February 16, 1990, between the
              Company and Walter W. Straub (incorporated by reference to
              Exhibit 10(j) of the 1989 10-K).
    10(f)     Change of Control Agreement, dated February 16, 1990,
              between the Company and Walter W. Straub (incorporated by
              reference to Exhibit 10(k) of the 1989 10-K).
    10(g)     Employment Agreement, dated January 15, 1992, between the
              Company and Peter M. Craig (incorporated by reference to
              Exhibit 10(m) of the 1991 10-K).
    10(h)     Change of Control Agreement, dated January 15, 1992, between the Company and Peter M. Craig (incorporated by reference to
              Exhibit 10(n) of the 1991 10-K).

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    10(i)     Employment Agreement, dated January 5, 1995, between the
              Company and Norman L. Denton, III (incorporated by reference to Exhibit 10(j) of the Company's 1994 Annual Report on Form
              10-K under the Securities Exchange Act of 1934, filed in
              March 1995 (the "1994 10-K")).
    10(j)     Change of Control Agreement, dated January 5, 1995, between the Company and Norman L. Denton, III (incorporated by
              reference to Exhibit 10(k) to the 1994 10-K).
    10(k)     Employment Agreement, dated January 5, 1995, between the
              Company and Patrick E. Fevery (incorporated by reference to
              Exhibit 10(l) of the 1994 10-K).
    10(l)     Change of Control Agreement, dated January 5, 1995, between the Company and Patrick E. Fevery (incorporated by reference to Exhibit 10(m) of the 1994 10-K).
    10(m)     Employment Agreement, dated January 5, 1995, between the
              Company and Paul A. Bock (incorporated by reference to
              Exhibit 10(n) of the 1994 10-K).
    10(n)     Change of Control Agreement, dated January 5, 1995, between the Company and Paul A. Bock (incorporated by reference to
              Exhibit 10(o) of the 1994 10-K).
    10(o)     Employment Agreement, dated April 7, 1997, between the
              Company and Aviram Margalith (incorporated by reference to
              Exhibit 10(o) of the 1997 10-K).
    10(p)     Change of Control Agreement, dated April 7, 1997, between
              the Company and Aviram Margalith (incorporated by reference to Exhibit 10(p) of the 1997 10-K).
    10(q)     Employment Agreement, dated January 1, 1998, between the
              Company and Laurie Casey (incorporated by reference to
              Exhibit 10(q) of the 1997 10-K).
    10(r)     Change of Control Agreement, dated January 1, 1998, between the Company and Laurie Casey (incorporated by reference to
              Exhibit 10(r) of the 1997 10-K).
    10(s)     Employment Agreement, dated January 1, 1998, between the
              Company and Richard Burris (incorporated by reference to
              Exhibit 10(s) of the 1997 10-K).
    10(t)     Change of Control Agreement, dated January 1, 1998, between the Company and Richard Burris (incorporated by reference to
              Exhibit 10(t) of the 1997 10-K).
    10(u)     Manufacturing Agreement, dated September 30, 1997, between
              AlliedSignal, Inc. and Mykotronx, Inc. (incorporated by
              reference to Exhibit 10(u) of the 1998 10-K).
    10(v)     Development Agreement, dated September 30, 1997, between
              AlliedSignal, Inc. and Mykotronx, Inc. (incorporated by
              reference to Exhibit 10(v) of the 1998 10-K).
    10(w)     Agreement for Design and Product Purchase, dated September
              4, 1997, between IBM Microelectronics and Rainbow
              Technologies, Inc. and Mykotronx, Inc. (incorporated by
              reference to Exhibit 10(w) of the 1998 10-K).
    10(x)     Leases for premises at 357, 359, and 371 Van Ness Way,
              Torrance, California, dated September 8, 1993, September 25,
              1996 and October 2, 1997, respectively, between Surf
              Management Associates, a California limited partnership, and
              Mykotronx, Inc., a California Corporation (incorporated by reference to Exhibit 10(x) of the 1999 Form 10-K).
    10(y)     Lease for premises at 111 West Ocean Boulevard, Long Beach,
              California, between Stevens Creek Associates, a California general partnership, and the Company (incorporated by
              reference to Exhibit 10(y) of the 1999 Form 10-K).
    10(z)     Lease for premises at 8 Hughes, Irvine, California, between
              Alton Irvine Partners, LLC, a California limited liability company, and the Company.

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    11(a)     2000 Incentive Stock Option Plan (incorporated by reference to Rainbow's Registration Statement on Form S-8 filed under the Securities Act of 1933).
    11(b)     Asset Purchase Agreement, dated December 29, 2000, between
              Kasten Chase Applied Research Limited and Mykotronx, Inc.
    21        List of Rainbow's wholly-owned subsidiaries.
    23        Consent of Independent Auditors.

     (b) REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the three months ended December 31, 2000.

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

Date: March 30, 2001

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

                  SIGNATURE                                     TITLE                         DATE
                  ---------                                     -----                         ----
            /s/ WALTER M. STRAUB                     President, Chief Executive          March 30, 2001
---------------------------------------------     Officer, and Chairman of the Board
              Walter M. Straub

              /s/ AVI MARGALITH               Vice President, Chief Operating Officer    March 30, 2001
---------------------------------------------
                Avi Margalith

            /s/ PATRICK E. FEVERY             Vice President and Chief Financial Officer March 30, 2001
---------------------------------------------
              Patrick E. Fevery

            /s/ ALAN K. JENNINGS                              Director                   March 30, 2001
---------------------------------------------
              Alan K. Jennings

           /s/ RICHARD P. ABRAHAM                             Director                   March 30, 2001
---------------------------------------------
             Richard P. Abraham

             /s/ MARVIN HOFFMAN                               Director                   March 30, 2001
---------------------------------------------
               Marvin Hoffman

           /s/ FREDERICK M. HANEY                             Director                   March 30, 2001
---------------------------------------------
             Frederick M. Haney

                           RAINBOW TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                      FOR THE YEAR ENDED DECEMBER 31, 2000

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

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Rainbow Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Rainbow Technologies, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rainbow Technologies, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Orange County, California
March 21, 2001

                           RAINBOW TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
Current assets:

  Cash and cash equivalents.................................  $ 19,458,000    $ 26,709,000
  Marketable available-for-sale securities..................     1,582,000       1,173,000
  Marketable trading securities.............................     3,669,000              --
  Accounts receivable, net of allowance for doubtful
     accounts of $1,460,000 and $579,000 in 2000 and 1999,
     respectively...........................................    40,710,000      28,671,000
  Inventories...............................................    30,395,000      12,033,000
  Income tax receivable.....................................     7,444,000       1,878,000
  Deferred income taxes.....................................     5,862,000       2,945,000
  Unbilled costs and fees...................................     1,039,000       2,916,000
  Prepaid and other current assets..........................     3,325,000       2,332,000
                                                              ------------    ------------
          Total current assets..............................   113,484,000      78,657,000
Property, plant and equipment, at cost:
  Buildings.................................................     7,005,000       7,497,000
  Furniture.................................................     1,645,000       1,703,000
  Equipment.................................................    18,467,000      17,060,000
  Leasehold improvements....................................     1,837,000       1,641,000
                                                              ------------    ------------
                                                                28,954,000      27,901,000
  Less accumulated depreciation and amortization............    13,266,000      11,145,000
                                                              ------------    ------------
       Net property, plant and equipment....................    15,688,000      16,756,000
Goodwill, net of accumulated amortization of $15,549,000 and
  $12,764,000 in 2000 and 1999, respectively................    21,524,000      21,498,000
Software development costs, net of accumulated amortization
  of $4,411,000 and $2,790,000 in 2000 and 1999,
  respectively..............................................    12,833,000       5,771,000
Product licenses, net of accumulated amortization of
  $2,267,000 and $1,749,000 in 2000 and 1999,
  respectively..............................................     4,900,000       5,567,000
Other assets................................................     2,780,000       2,289,000
                                                              ------------    ------------
                                                              $171,209,000    $130,538,000
                                                              ============    ============
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit............................................  $  3,129,000    $  6,000,000
  Accounts payable..........................................     8,579,000       8,900,000
  Accrued payroll and related expenses......................     8,671,000       6,155,000
  Other accrued liabilities.................................     6,713,000       6,927,000
  Long-term debt, due within one year.......................       223,000         239,000
  Payable related to Systematic acquisition.................            --       1,500,000
                                                              ------------    ------------
          Total current liabilities.........................    27,315,000      29,721,000
Long-term debt, net of current portion......................       726,000       1,014,000
Deferred income taxes.......................................     2,718,000       1,749,000
Other liabilities...........................................       702,000         164,000
Commitments and contingencies
Shareholders' equity:
  Common stock, $.001 par value, 55,000,000 shares
     authorized, 25,980,252 and 23,367,958 shares issued and
     outstanding in 2000 and 1999, respectively.............        26,000          23,000
  Additional paid-in capital................................    55,689,000      28,602,000
  Accumulated other comprehensive loss......................      (851,000)     (1,173,000)
  Retained earnings.........................................    84,884,000      70,438,000
                                                              ------------    ------------
          Total shareholders' equity........................   139,748,000      97,890,000
                                                              ------------    ------------
                                                              $171,209,000    $130,538,000
                                                              ============    ============

                            See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                            YEARS ENDED DECEMBER 31,

                                                       2000            1999            1998
                                                   ------------    ------------    ------------
REVENUES:
  Secure Software Distribution Products..........  $ 54,405,000    $ 59,617,000    $ 57,306,000
  Secure Communications Products.................    55,392,000      45,297,000      50,236,000
  Internet Performance and Security Products.....    34,626,000       7,429,000       1,690,000
  Spectria.......................................    18,861,000       8,746,000              --
                                                   ------------    ------------    ------------
          Total revenues.........................   163,284,000     121,089,000     109,232,000
OPERATING EXPENSES:
  Cost of Secure Software Distribution
     Products....................................    16,030,000      17,713,000      16,777,000
  Cost of Secure Communications Products.........    42,270,000      38,410,000      39,360,000
  Cost of Internet Performance and Security
     Products....................................    11,144,000       1,672,000         781,000
  Cost of Spectria...............................    11,394,000       6,347,000              --
  Selling, general and administrative............    46,580,000      32,970,000      26,377,000
  Research and development.......................    11,485,000      10,863,000      10,181,000
  Goodwill amortization..........................     3,174,000       2,438,000       2,794,000
  Asset impairment charge........................     2,173,000              --       3,942,000
  Acquired research and development..............            --              --       1,500,000
                                                   ------------    ------------    ------------
          Total operating expenses...............   144,250,000     110,413,000     101,712,000
                                                   ------------    ------------    ------------
Operating income.................................    19,034,000      10,676,000       7,520,000
Interest income..................................       930,000         862,000       1,375,000
Interest expense.................................      (133,000)       (191,000)       (220,000)
Gain on marketable trading securities............     2,881,000              --              --
Other income, net................................      (423,000)      1,817,000         247,000
                                                   ------------    ------------    ------------
Income before provision for income taxes.........    22,289,000      13,164,000       8,922,000
Provision for income taxes.......................     7,843,000       5,027,000       6,432,000
                                                   ------------    ------------    ------------
Net income.......................................  $ 14,446,000    $  8,137,000    $  2,490,000
                                                   ============    ============    ============
NET INCOME PER SHARE:
  Basic..........................................  $       0.58    $       0.35    $       0.11
                                                   ============    ============    ============
  Diluted........................................  $       0.52    $       0.34    $       0.10
                                                   ============    ============    ============
SHARES USED IN COMPUTING NET INCOME PER SHARE:
  Basic..........................................    24,965,000      23,054,000      23,398,000
                                                   ============    ============    ============
  Diluted........................................    27,932,000      24,212,000      23,946,000
                                                   ============    ============    ============

                            See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                          ACCUMULATED
                                        COMMON STOCK       ADDITIONAL        OTHER
                                    --------------------     PAID-IN     COMPREHENSIVE    RETAINED      TREASURY
                                      SHARES     AMOUNT      CAPITAL         LOSS         EARNINGS        STOCK         TOTAL
                                    ----------   -------   -----------   -------------   -----------   -----------   ------------
BALANCE, DECEMBER 31, 1997........  23,453,508   $24,000   $30,617,000    $(1,906,000)   $59,811,000   $(2,187,000)  $ 86,359,000
Exercise of common stock
  options.........................     442,786        --     1,900,000             --             --            --      1,900,000
Purchase and retirement of common
  stock...........................     (82,500)       --      (661,000)            --             --            --       (661,000)
Retirement of common stock........    (266,604)       --    (2,187,000)            --             --     2,187,000             --
Tax benefit of employee stock
  options.........................          --        --       654,000             --             --            --        654,000
Other comprehensive income:
  Unrealized loss on marketable
    securities (net of deferred
    taxes of $42,000).............          --        --            --        (56,000)            --            --        (56,000)
  Translation adjustment (net of
    deferred taxes of
    $1,143,000)...................          --        --            --      1,515,000             --            --      1,515,000
                                                                                                                     ------------
        Total other comprehensive
          income..................                                                                                      1,459,000
Net income........................          --        --            --             --      2,490,000            --      2,490,000
                                                                                                                     ------------
Comprehensive income..............                                                                                      3,949,000
                                    ----------   -------   -----------    -----------    -----------   -----------   ------------
BALANCE, DECEMBER 31, 1998........  23,547,190    24,000    30,323,000       (447,000)    62,301,000            --     92,201,000

Exercise of common stock
  options.........................     627,038        --     3,417,000             --             --            --      3,417,000
Purchase and retirement of common
  stock...........................  (1,119,748)   (1,000)   (7,974,000)            --             --            --     (7,975,000)
Issuance of common stock..........     313,478        --     2,000,000             --             --            --      2,000,000
Tax benefit of employee stock
  options.........................          --        --       836,000             --             --            --        836,000
Other comprehensive loss:
  Unrealized gain on marketable
    securities (net of deferred
    taxes of $39,000).............          --        --            --         63,000             --            --         63,000
  Translation adjustment (net of
    deferred taxes of $484,000)...          --        --            --       (789,000)            --            --       (789,000)
                                                                                                                     ------------
        Total other comprehensive
          loss....................                                                                                       (726,000)
Net income........................          --        --            --             --      8,137,000            --      8,137,000
                                                                                                                     ------------
Comprehensive income..............                                                                                      7,411,000
                                    ----------   -------   -----------    -----------    -----------   -----------   ------------
BALANCE, DECEMBER 31, 1999........  23,367,958    23,000    28,602,000     (1,173,000)    70,438,000            --     97,890,000

Exercise of common stock
  options.........................   2,419,522     2,000    12,940,000             --             --            --     12,942,000
Purchase and retirement of common
  stock...........................          --        --            --             --             --            --             --
Issuance of common stock..........     192,772     1,000       999,000             --             --            --      1,000,000
Tax benefit of employee stock
  options.........................          --        --    13,148,000             --             --            --     13,148,000
Other comprehensive income:
  Unrealized loss on marketable
    securities (net of deferred
    taxes of $317,000)............          --        --            --       (475,000)            --            --       (475,000)
  Translation adjustment (net of
    deferred taxes of $531,000)...          --        --            --        797,000             --            --        797,000
                                                                                                                     ------------
        Total other comprehensive
          income..................                                                                                        322,000
Net income........................                                                        14,446,000                   14,446,000
                                                                                                                     ------------
Comprehensive income..............                                                                                     14,768,000
                                    ----------   -------   -----------    -----------    -----------   -----------   ------------
BALANCE, DECEMBER 31, 2000........  25,980,252   $26,000   $55,689,000    $  (851,000)   $84,884,000   $        --   $139,748,000
                                    ==========   =======   ===========    ===========    ===========   ===========   ============

                            See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,

                                                                      2000            1999            1998
                                                                   -----------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.....................................................  $14,446,000    $  8,137,000    $  2,490,000
  Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization...................................................    5,608,000       4,440,000       4,368,000
  Depreciation...................................................    3,449,000       3,007,000       3,637,000
  Change in deferred income taxes................................   (1,948,000)       (764,000)      2,444,000
  Provision for doubtful accounts................................    1,078,000         434,000         217,000
  Loss from retirement of property, plant, and equipment.........       15,000         117,000          49,000
  Minority interest in subsidiary's loss.........................      (14,000)       (891,000)     (1,653,000)
  Unrealized gain on marketable trading securities...............   (2,881,000)             --              --
  Asset impairment charge........................................    2,173,000              --       3,942,000
  Tax benefit of exercise of common stock options................   13,148,000         836,000         654,000
  Write-off of long-term investment..............................           --              --       1,320,000
  Write-off of capitalized software and developed software.......           --              --       1,211,000
  Write-off of acquired research and development.................           --              --       1,500,000
  Changes in operating assets and liabilities:
    Accounts receivable..........................................  (14,909,000)     (8,883,000)     (5,095,000)
    Inventories..................................................  (18,325,000)     (1,361,000)     (1,159,000)
    Unbilled costs and fees......................................    1,877,000        (176,000)       (958,000)
    Prepaid expenses and other current assets....................     (902,000)     (1,648,000)        478,000
    Accounts payable.............................................      (48,000)      3,555,000         517,000
    Accrued liabilities..........................................    3,245,000       4,050,000       1,713,000
    Billings in excess of costs and fees.........................     (195,000)      1,239,000         (67,000)
    Income taxes.................................................   (7,630,000)       (965,000)     (3,339,000)
                                                                   -----------    ------------    ------------
        Net cash provided by (used in) operating activities......   (1,813,000)     11,127,000      12,269,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software development costs.........................   (8,484,000)     (1,907,000)     (1,241,000)
  Purchases of property, plant, and equipment....................   (4,895,000)     (4,934,000)     (5,029,000)
  Purchase of marketable securities..............................     (409,000)             --      (5,770,000)
  Sale of marketable securities..................................           --       5,322,000       6,116,000
  Other non-current assets.......................................       96,000        (906,000)     (1,660,000)
  Net cash paid for acquisition of Systematic Systems
    Integration, Inc. ...........................................   (2,756,000)     (9,590,000)             --
  Net cash paid for acquisition of InfoCal LLC...................   (1,000,000)     (2,965,000)             --
  Investment by new partners in QM Technologies, Inc. ...........           --         660,000       1,047,000
  Net cash paid for acquisition of InfoSec Labs, Inc. ...........           --      (1,647,000)             --
  Net cash paid for acquisition of Wyatt River Software, Inc. ...           --              --      (8,027,000)
                                                                   -----------    ------------    ------------
        Net cash used in investing activities....................  (17,448,000)    (15,967,000)    (14,564,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of common stock options...............................   12,942,000       3,417,000       1,900,000
  Borrowings (payments) on line of credit........................   (2,871,000)      6,000,000              --
  Payment of long-term debt......................................     (224,000)       (306,000)       (139,000)
  Purchase of treasury stock.....................................           --              --        (661,000)
  Purchase and retirement of common stock........................           --      (7,974,000)             --
                                                                   -----------    ------------    ------------
        Net cash provided by financing activities................    9,847,000       1,137,000       1,100,000
Effect of exchange rate changes on cash..........................    2,163,000         512,000       1,539,000
                                                                   -----------    ------------    ------------
Net increase (decrease) in cash and cash equivalents.............   (7,251,000)     (3,191,000)        344,000
Cash and cash equivalents at beginning of year...................   26,709,000      29,900,000      29,556,000
                                                                   -----------    ------------    ------------
Cash and cash equivalents at end of year.........................  $19,458,000    $ 26,709,000    $ 29,900,000
                                                                   ===========    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Income taxes paid..............................................  $ 2,161,000    $  1,807,000    $  6,871,000
  Interest paid..................................................      288,000         182,000         159,000

                            See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

     Rainbow Technologies, Inc. (the Company) develops, manufactures, programs and markets secure software distribution products which prevent the unauthorized use of intellectual property, including software programs; develops and manufactures secure communication products for satellite communications; develops and manufactures internet performance and security products to provide privacy and security for network communications; and provides customized eBusiness consulting services. The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform with the 2000 presentation.

     Share amounts for all years presented have been adjusted to reflect the impact of a two-for-one stock split effective October 9, 2000. In addition, during fiscal 2000 the number of common stock shares authorized for issuance was increased from 20,000,000 to 55,000,000.

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

MARKETABLE SECURITIES

     All investment securities are considered to be either trading or available-for-sale and are carried at fair value. There were no securities classified as trading for the years ended December 31, 1999 and 1998. Management determines classification at the time of purchase and re-evaluates its appropriateness at each balance sheet date. The Company's marketable securities consist of tax-exempt and other debt instruments that bear interest at variable rates and equity securities. As of December 31, 2000, gross unrealized gains on trading securities were $2,881,000. As of December 31, 2000, gross unrealized losses on available for sale securities were $902,000 while gross unrealized losses were $124,000 and $226,000 for the years ended December 31, 1999 and 1998, respectively. Realized gains were $186,000 for the year ended December 31, 2000, while there were no material realized gains or losses for the years ended December 31, 1999 and 1998. The cost of securities sold is based on the specific identification method. The Company's portfolio of marketable debt securities at December 31, 2000 matures during 2012.

SOFTWARE DEVELOPMENT COSTS

     Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon the Company's product development

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 2000

process, technological feasibility is established upon completion of a working model. Amortization of capitalized software development costs commences when the products are available for general release to customers and are determined using the straight-line method over the expected useful lives of the respective products.

     Amortization of computer software development costs for the years ended December 31, 2000, 1999 and 1998 amounted to $1,422,000, $588,000 and $233,000, respectively. During 1998, the Company wrote off $784,000 of previously capitalized software development costs which were determined to be obsolete.

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

     At June 30, 2000, the Company performed a review for impairment of the long-lived assets related to QMT. Based on its evaluation, the Company determined that all of the long-lived assets related to QMT were fully impaired and, as a result, recorded an impairment charge of $2,173,000. Effective July 1, 2000 QMT is accounted for on the equity method as the Company's ownership percentage decreased below fifty percent.

     In the fourth quarter of 1998, the Company determined that the aggregate estimated future undiscounted operating cash flows of QMT were less than the carrying amount of QMT's long-lived assets. Based on its evaluation, the Company determined the assets with a carrying value of $6.1 million were impaired and wrote them down by $3,942,000 to the estimated fair value. Fair value was based on estimated discounted future operating cash flows of QMT.

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 2000

OTHER ASSETS

     Other assets primarily represent investments in early stage companies.

REVENUE RECOGNITION

  Secure Software Distribution Products and Internet Security and Performance Products

     The Company recognizes revenues from product sales at the time of shipment. Provision is currently made for estimated product returns which may occur under programs the Company has with certain of its distributors.

  Secure Communications Products

     Catalog product revenues and revenues under certain fixed-price contracts calling for delivery of a specified number of units are recognized as deliveries are made. Revenues under cost-reimbursement contracts are recognized as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. Certain contracts are awarded on a fixed-price incentive fee basis. Incentive fees on such contracts are considered when estimating revenues and profit rates and are recognized when the amounts can reasonably be determined. The costs attributed to units delivered under fixed-price contracts are based on the estimated average cost per unit at contract completion. Profits expected to be realized on long-term contracts are based on total revenues and estimated costs at completion. Revisions to contract profits are recorded in the accounting period in which the revisions are known. Estimated losses on contracts are recorded when identified. For research and development and other cost-plus-fee type contracts, the Company recognizes contract earnings using the percentage-of-completion method. The estimated contract revenues are recognized based on percentage-of-completion as determined by the cost-to-cost basis whereby revenues are recognized ratably as contract costs are incurred.

  Spectria

     The Company recognizes revenues from eBusiness consulting fees as services are performed. Certain long-term contract revenues are recognized using the percentage-of-completion method determined by the cost to cost basis whereby revenues are recognized ratably as contract costs are incurred.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, ("SAB 101"). This bulletin summarizes certain views of the SEC staff on applying generally accepted accounting principles to revenue recognition in financial statements and states that revenue is realized or realizable and earned only when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured.

     In meeting the criterion that delivery has occurred or services have been rendered, the SEC staff indicates that customer acceptance must be obtained before revenue recognition is appropriate in situations where customer acceptance is a contract requirement. This applies without consideration of the significance or cost of any post-shipment services that must be performed to obtain such customer acceptance.

     The Company's current revenue recognition policies are consistent with the criteria summarized in SAB 101.

WARRANTY

     The Company generally warrants its products for one year. An estimate of the amount required to cover warranty expense on products sold is charged against income at the time of sale.

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 2000

ADVERTISING

     The Company expenses the costs of advertising as incurred. Advertising expense was $2,479,000, $3,709,000 and $2,857,000 for 2000, 1999, and 1998,
respectively.

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

     The Company does not engage in currency speculation. Foreign currency transaction gains and losses are included in current earnings. There were no foreign exchange contracts entered into during the years ended December 31, 2000, 1999 or 1998.

STOCK OPTION PLANS

     The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) and, accordingly, accounts for its stock-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

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

     The Company sells the majority of its Secure Software Distribution Products and Internet Performance and Security Products to software developers and wholesale distributors throughout North America, Europe and Asia Pacific.

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 2000

     The majority of the Company's Secure Communications Products are sold to the U.S. Government (Note 3). The U.S. Government accounted for approximately 33%, 25%, and 31% of consolidated revenues in 2000, 1999, and 1998, respectively. In addition, approximately 30% and 20% of consolidated accounts receivable and 79% and 71% of unbilled costs and fees at December 31, 2000 and 1999, respectively, were related to the U.S. Government.

     For its Secure Communications Products, the Company's manufacturing operations include the testing of Application Specific Integrated Circuits ("ASICs") and the assembly and testing of its satellite ground units and network communications products. The Company has specific encryption technology embedded into ASIC chip that are fabricated to the Company's specifications by ASIC chip manufacturers. The Company currently has relationships with four such ASIC circuit manufacturers. These ASIC circuits are processed to the specifications of the U.S. Government and the Company. Any interruption in the availability of these ASIC circuits could have a material adverse effect on the results of operations and cash flows of the Company.

     The Company currently has manufacturing relationships with two suppliers to manufacture the Company's principal Secure Communications Product. Any interruption in the availability of this product would have a material adverse effect on the results of operations and cash flows of the Company. Having two sources mitigates the risk of any delivery shortfall resulting from one source having production difficulties. One manufacturing agreement expires in June 2001, the other manufacturing agreement expires in December 2002.

     The Company currently has one supplier of the ASIC chip used in the Company's Internet Performance and Security Products and this supplier has multiple foundries available to produce the ASIC chip. If the supplier is unable to fulfill the Company's requirements, the Company may experience an interruption in the production of its Internet Performance and Security Products until an alternative source of supply is developed. The Company maintains a six-month inventory of these ASIC chips in order to limit the potential for such an interruption. The Company believes that there are a number of companies capable of commencing the manufacture of these ASIC chips within six months of such an interruption.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss) depending on whether a derivative is designed as part of a hedge transaction and, if so, the type of hedge transaction involved. The Company does not expect that adoption of SFAS No. 133 will have a material impact on its consolidated financial position, results of operations or cash flows.

 2. ACQUISITIONS

     On October 22, 1999, the Company completed the acquisition of InfoCal LLC ("InfoCal"). InfoCal creates collaborative intranet/extranet applications, knowledge portals and distance learning applications and specializes in messaging strategy migration and implementation. The initial transaction value was $3.5 million, including $3 million paid in cash and 73,060 split adjusted shares of Rainbow common stock valued at $500,000. In fiscal 2000, an additional $1.0 million was paid out related to an earn-out provision. This acquisition has been accounted for using the purchase method of accounting. Approximately $4.5 million has been allocated to goodwill and is being amortized on a straight-line basis over ten years. Results of operations for InfoCal are included in the Company's consolidated results of operations beginning on October 22, 1999.

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 2000

     On September 16, 1999, the Company completed the acquisition of InfoSec Labs, Inc. ("InfoSec"). InfoSec has core competency in both enterprise and internet security solutions is renowned for its security assessment and education programs. The total transaction value was $3.1 million, including $1.6 million paid in cash and 240,418 split adjusted shares of Rainbow common stock valued at $1.5 million. This acquisition has been accounted for using the purchase method of accounting. Approximately $3.1 million was allocated to goodwill and is being amortized on a straight-line basis over ten years. Results of operations for InfoSec are included in the Company's consolidated results of operations beginning on September 16, 1999.

     On May 12, 1999, the Company completed the acquisition of Systematic Systems Integration ("Systematic") for an initial purchase price of $9.6 million in cash with an additional cash payment of $1.5 million accrued at December 31, 1999 and paid in January 2000. An additional $1.3 million was paid out in fiscal 2000 related to an earn-out provision based upon revenues. This acquisition has been accounted for using the purchase method of accounting. The entire purchase price and earn-out payments have been allocated to goodwill. The goodwill is being amortized on a straight-line basis over ten years. Systematic is a California-based eCommerce integration services firm that enables companies to seamlessly integrate diverse software and hardware platforms, communication systems and internet technologies. Results of operations for Systematic are included in the Company's consolidated results of operations beginning on May 12, 1999.

     On February 26, 1998, the Company completed the acquisition of Wyatt River Software, Inc. ("Wyatt"). Wyatt develops, manufactures, and markets network license management software. The total transaction value was $9 million, including $3.9 million paid in cash to Wyatt stockholders and $5.1 million in assumed liabilities. This acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated based upon estimated fair values at the date of acquisition. Approximately $1.5 million of the purchase price was written off as in-process research and development at the acquisition date, approximately $2.7 million was allocated to developed software, and the remaining $4.8 million was allocated to goodwill and other intangibles. The goodwill and other intangibles are being amortized on a straight-line basis over five years. At December 31, 1998 the Company wrote-off developed software related to the Wyatt acquisition which had a net book value of $427,000. This amount has been included in research and development expense for the year ended December 31, 1998. Results of operations for Wyatt were included in the Company's consolidated results of operations beginning on February 26, 1998.

     On March 6, 1998, the Company entered into an agreement to purchase certain assets from Elan Computer Group, Inc. ("Elan") for $800,000. The assets included Elan's license manager software technology, which the Company had previously licensed from Elan, and Elan's end-user maintenance and support relationships. In connection with the transaction, the Company entered into a Litigation Cooperation Agreement with Elan in connection with a patent infringement lawsuit entitled Globetrotter Software, Inc. vs. Elan Computer Group, Inc. No. 97-4176CW which is currently pending in the United States District court for the Northern District of California. The action claims that the Elan technology infringes upon patents owned by Globetrotter. The lawsuit is deemed to include any and all claims made now or in the future by Globetrotter Software, Inc. The issues of patent infringement are set for trial in April 2000 (Note 9). Prior to the asset purchase agreement with Elan, the Company had an investment in Elan of $1,320,000. The Company owned less than 20% of Elan's stock and accounted for the investment under the cost method. During the first quarter of fiscal 1998 the Company wrote-off its investment in Elan, as it was determined that the Company's original investment was fully impaired.

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 2000

 3. GOVERNMENT CONTRACTS

     The Company is both a prime contractor and subcontractor under fixed-price and cost reimbursement contracts with the U.S. Government (Government). At the commencement of each contract or contract modification, the Company submits pricing proposals to the Government to establish indirect cost rates applicable to such contracts. These rates, after audit and approval by the Government, are used to settle costs on contracts completed during the previous year.

     To facilitate interim billings during the performance of its contracts, the Company establishes provisional billing rates, which are used in recognizing contract revenue and contract accounts receivable. These provisional billing rates are adjusted to actual at year-end and are subject to adjustment after Government audit.

     The Company has unbilled costs and fees of $1,039,000 and $2,916,000 at December 31, 2000 and 1999, respectively. Based on the Company's experience with similar contracts in recent years, the unbilled costs and fees are expected to be collected within one year.

 4. INVENTORIES

     Inventories consist of the following at December 31:

                                                       2000           1999
                                                    -----------    -----------
Inventoried costs relating to long-term contracts,
  net of amounts attributed to revenues recognized
  to date.........................................  $ 5,499,000    $ 4,535,000
Finished goods....................................   10,699,000      4,804,000
Raw materials.....................................   11,659,000      1,648,000
Work in process...................................    2,538,000      1,046,000
                                                    -----------    -----------
                                                    $30,395,000    $12,033,000
                                                    ===========    ===========

     General and administrative expenses in inventory at December 31, 2000 and 1999 were $411,000 and $498,000, respectively.

 5. LONG-TERM DEBT

     Long-term debt consists of a note payable to a bank with principal and interest at 11.9%, payable quarterly in French Francs. The note matures in January 2005 and is secured by a building with a net book value of $4,155,000 at December 31, 2000. Annual principal payments are as follows:

2001......................................................  $223,000
2002......................................................   223,000
2003......................................................   223,000
2004......................................................   223,000
2005......................................................    57,000
                                                            --------
                                                            $949,000
                                                            ========

 6. LINE OF CREDIT

     The Company has a $5 million revolving line of credit which expires on June 7, 2001. At December 31, 2000, there was $3.1 million outstanding under the line of credit. The credit line requires that certain financial ratios be maintained. The Company was in compliance with these ratios at December 31, 2000 and 1999. Interest on the outstanding balance is designated by the Company and is computed based on either the prime

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 2000

rate, the fluctuating rate of interest most recently announced by the lender, or at a fixed rate based on 1.25% above LIBOR, the reserve percentage prescribed by the Board of Governors of the Federal Reserve System, at each fixed rate term. The interest rate at December 31, 2000 was 9.5%. The Company also pays the lender an unused commitment fee computed at one-quarter percent of the average daily unused amount of the line of credit.

 7. ACCUMULATED OTHER COMPREHENSIVE LOSS

     Accumulated other comprehensive loss is comprised of unrealized foreign currency translation losses of $310,000, and $1,107,000, net of deferred taxes, and unrealized losses on marketable securities of $541,000 and 66,000, net of deferred taxes, at December 31, 2000 and 1999, respectively.

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

     The carrying values and estimated fair values of the Company's financial instruments are as follows at December 31:

                                                      2000                        1999
                                            ------------------------    ------------------------
                                             CARRYING     ESTIMATED      CARRYING     ESTIMATED
                                              VALUE       FAIR VALUE      VALUE       FAIR VALUE
                                            ----------    ----------    ----------    ----------
Marketable securities.....................  $5,251,000    $5,251,000    $1,173,000    $1,173,000
Long-term debt............................     949,000     1,076,000     1,253,000     1,459,000

 9. COMMITMENTS AND CONTINGENCIES

     The Company has purchase commitments with various vendors arising out of the normal course of business for approximately $12,240,000 as of December 31, 2000. These purchase commitments have terms less than one year.

     Annual obligations under non-cancelable operating leases are as follows:

2001....................................................  $ 3,823,000
2002....................................................    2,591,000
2003....................................................    2,471,000
2004....................................................    2,534,000
2005 and thereafter.....................................    1,702,000
                                                          -----------
                                                          $13,121,000
                                                          ===========

     Rent expense charged to operations for the years ended December 31, 2000, 1999 and 1998 was $2,261,000, $1,743,000 and $1,628,000, respectively.

  Litigation

     In September 1998, a patent infringement action was filed against the Company by Globetrotter, Inc., alleging that certain of the Company's products infringe patents owned by Globetrotter. The complaint seeks unspecified monetary damages and a permanent injunction banning the use of the products alleged to infringe

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 2000

the Globetrotter patents. The Company believes the claims are without merit, and will vigorously defend against the claims made in the action. The Company has filed a counter claim against Globetrotter alleging anti-trust and unfair competition. The issues of patent infringement are set for trial in April 2001.

     In July 1998, a patent infringement claim was filed against the Company by Andrew Pickholtz, alleging that certain of the Company's products infringe patents owned by Pickholtz. The complaint seeks unspecified monetary damages. The Company filed a motion for summary judgment of noninfringement that was decided in favor of the Company in December 2000. In January 2001, Mr. Pickholtz filed a notice of appeal. The Company continues to believe the claims are without merit, and will vigorously defend against the claims made in the notice of appeal.

     The Company does not believe that any liabilities related to the legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to the Company's consolidated financial condition, results of operations or cash flows.

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

     On April 12, 1990, the Board of Directors of the Company approved the Company's 1990 Stock Option Plan under which non-statutory or incentive stock options may be granted to key employees and individuals who provide services to the Company. Up to an aggregate of 900,000 shares of the Company's common stock were originally authorized for issuance. Options become exercisable and expire at the discretion of the Board of Directors, although the plan specifies that no options shall be exercisable prior to 12 months from the date of grant and all options expire ten years from the date of grant. In June 1993, the shareholders approved an amendment to the Company's Restated 1990 Stock Option Plan authorizing the issuance of an additional 900,000 shares of common stock. In May 1995, an additional increase of 1,500,000 was approved and in June 1997 an additional increase of 1,500,000 was approved. In June 2000, the Board of Directors approved the Company's 2000 Stock Option Plan, whereas up to an aggregate of 1,500,000 shares of the Company's common stock were authorized for issuance. As of December 31, 2000, the total number of shares of common stock reserved for issuance under the existing stock option plans was 5,655,446 and the total number of options available for grant was 64,250.

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 2000

     The following is a summary of changes in options outstanding pursuant to the plans for the years ended December 31:

                                    2000                          1999                          1998
                        ----------------------------   ---------------------------   ---------------------------
                                         WEIGHTED                      WEIGHTED                      WEIGHTED
                                         AVERAGE                       AVERAGE                       AVERAGE
                          OPTIONS     EXERCISE PRICE    OPTIONS     EXERCISE PRICE    OPTIONS     EXERCISE PRICE
                        -----------   --------------   ----------   --------------   ----------   --------------
Outstanding -- beginning
  of year.............    6,395,910       $5.62         5,559,738       $5.49         4,819,348       $5.18
  Granted.............    2,022,600       15.04         1,999,450        6.06         1,455,300        6.22
  Exercised...........   (2,419,522)       5.34          (627,038)       5.45          (442,786)       4.29
  Forfeited and
     expired..........     (407,792)       7.88          (536,240)       6.19          (272,124)       5.70
                        -----------       -----        ----------       -----        ----------       -----
Outstanding -- end of
  year................    5,591,196       $8.97         6,395,910       $5.62         5,559,738       $5.49
                        ===========                    ==========                    ==========
Exercisable at end of
  year................    2,229,688       $5.57         3,266,646       $5.26         2,856,260       $5.09
Weighted-average fair
  value of options
  granted during the
  year................  $      8.64                    $     2.78                    $     2.43

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                     OUTSTANDING                             EXERCISABLE
                   -----------------------------------------------   ----------------------------
                                 WEIGHTED AVERAGE      WEIGHTED                       WEIGHTED
    RANGE OF         NUMBER         REMAINING          AVERAGE         NUMBER         AVERAGE
EXERCISE PRICES    OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------    -----------   ----------------   --------------   -----------   --------------
$ 3.67 to $ 5.50    1,237,683          6.1              $ 4.87          956,430        $4.73
  5.56 to   7.96    2,429,963          7.3                6.20        1,273,258         6.20
  8.44 to  10.81      354,400          9.0               10.80               --           --
 15.97 to  16.94    1,569,150          9.6               16.07               --           --

     The weighted average remaining contractual life of stock options outstanding at December 31, 2000, 1999 and 1998 was 7.8 years, 7.4 years and 7.6 years, respectively.

     Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998: risk free interest rate of 6.1% for 2000, 5.6% for 1999 and 4.8% for 1998; dividend yield of 0% for 2000, 1999 and 1998;
volatility factor of the expected market price of the Company's common stock of
 .70 for 2000, 0.51 for 1999 and 0.42 for 1998; and a weighted-average life of the option of 4.0 years for 2000, 1999 and 1998.

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

                               DECEMBER 31, 2000

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                   2000           1999          1998
                                                -----------    ----------    ----------
Pro forma net income..........................  $11,421,000    $6,568,000    $1,305,000
Pro forma earnings per share:
  Basic.......................................  $       .46    $      .29    $      .06
  Diluted.....................................  $       .41    $      .27    $      .06

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

12. INCOME TAXES

     The provision for income taxes consists of the following for the years ended December 31:

                                                   2000           1999          1998
                                                -----------    ----------    ----------
Current:
  Federal.....................................  $ 5,498,000    $4,227,000    $2,096,000
  State.......................................    2,988,000       716,000       562,000
  Foreign.....................................    1,305,000       848,000     1,330,000
                                                -----------    ----------    ----------
                                                  9,791,000     5,791,000     3,988,000
Deferred:
  Federal.....................................     (385,000)     (813,000)    2,311,000
  State.......................................   (1,563,000)       49,000       266,000
  Foreign.....................................           --            --      (133,000)
                                                -----------    ----------    ----------
                                                 (1,948,000)     (764,000)    2,444,000
                                                -----------    ----------    ----------
                                                $ 7,843,000    $5,027,000    $6,432,000
                                                ===========    ==========    ==========

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 2000

     A reconciliation of the statutory federal income tax provision to the actual provision follows for the years ended December 31:

                                                   2000          1999           1998
                                                ----------    -----------    ----------
Statutory federal income tax expense..........  $7,801,000    $ 4,607,000    $3,122,000
State taxes, net of federal benefit...........     926,000        569,000       518,000
Non-deductible amortization of goodwill.......     486,000        431,000       969,000
Non-deductible subsidiary loss................     132,000        313,000       601,000
In-process research and development
  write-off...................................          --             --       525,000
Write-off of long-term investment.............          --             --       455,000
Effect of foreign operations, net.............    (694,000)    (1,217,000)      (54,000)
Valuation allowance...........................    (517,000)            --            --
Research and experimentation credit...........     (60,000)            --            --
Municipal interest............................     (18,000)       (22,000)           --
Other, net....................................    (213,000)       346,000       296,000
                                                ----------    -----------    ----------
                                                $7,843,000    $ 5,027,000    $6,432,000
                                                ==========    ===========    ==========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company's deferred tax assets and liabilities are as follows for the years ended December 31:

                                                       2000           1999
                                                    -----------    -----------
Deferred tax assets:
  Accruals and reserves not currently tax
     deductible...................................  $ 2,602,000    $ 1,862,000
  Contract revenue recognized for tax reporting
     purposes.....................................    1,509,000      1,238,000
  Foreign tax loss carryforwards..................      505,000        517,000
  Tax credit carryforward.........................      479,000             --
  Capital loss carryforward.......................      448,000             --
  Net operating loss carryforward.................      262,000             --
  Cumulative translation adjustment...............      150,000        646,000
  Book/tax basis difference in Wyatt River
     assets.......................................       26,000             --
  State taxes not currently deductible............           --        521,000
                                                    -----------    -----------
          Total deferred tax assets...............    5,981,000      4,784,000
  Valuation allowance for deferred tax assets.....           --       (517,000)
                                                    -----------    -----------
                                                      5,981,000      4,267,000
Deferred tax liabilities:
  Accruals without tax effect.....................     (119,000)       (83,000)
  Tax depreciation................................     (250,000)    (1,894,000)
  State taxes.....................................     (390,000)            --
  Amortization of intangibles.....................   (2,078,000)      (893,000)
  Book/tax basis difference in Wyatt River
     assets.......................................           --       (201,000)
                                                    -----------    -----------
          Total deferred tax liabilities..........   (2,837,000)    (3,071,000)
                                                    -----------    -----------
Net deferred tax asset............................  $ 3,144,000    $ 1,196,000
                                                    ===========    ===========

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 2000

     United States and foreign earnings before income taxes are as follows for the years ended December 31:

                                                  2000           1999           1998
                                               -----------    -----------    ----------
United States................................  $16,827,000    $ 7,262,000    $5,348,000
Foreign......................................    5,462,000      5,902,000     3,574,000
                                               -----------    -----------    ----------
                                               $22,289,000    $13,164,000    $8,922,000
                                               ===========    ===========    ==========

     The Company realized tax benefits of $13,148,000, $836,000, and $654,000 in 2000, 1999 and 1998, respectively, from the exercise of non-qualified stock options and disqualifying disposition of incentive stock options.

13. BENEFIT PLANS

     At December 31, 2000, the Company sponsored two tax deferred defined contribution plans for all eligible US employees. Under both plans, the employer matches certain employee contributions. During the years ended December 31, 2000, 1999 and 1998, Company contributions under both Plans totaled approximately $586,000, $453,000, and $476,000, respectively.

14. INDUSTRY SEGMENTS

     The Company currently operates in four industry segments and operated in three industry segments in prior years. In the prior year, revenues from the Company's new segment, Spectria, were included with Internet Performance and Security revenues. Revenues from QMT are included in the Secure Software Distribution Products segment. The first segment is the development and sale of devices which protect data and software from unauthorized use (Secure Software Distribution Products segment that was the Software Protection Products segment in the prior year). The second segment is the development and sale of information security products to provide privacy and security for voice communication and data transmission (Secure Communications Products segment that was the Information Security Products segment in the prior year). The third segment is the development and sale of products which accelerate performance of security servers and provide access control to computer networks, Internet Websites and virtual private networks, and services that enable companies to integrate diverse software and hardware platforms (Internet Performance and Security Products segment that was the Internet Products and Services segment in the prior year). The fourth Segment provides services that enable companies to integrate diverse software and hardware platforms (Spectria). All intercompany transactions are accounted for on the same basis as those with third-parties.

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 2000

     A summary of the Company's operations by industry segment follows:

                                                                  YEAR ENDED DECEMBER 31, 2000
                                    ----------------------------------------------------------------------------------------
                                       SECURE                         INTERNET
                                      SOFTWARE         SECURE       PERFORMANCE
                                    DISTRIBUTION   COMMUNICATIONS   AND SECURITY    SPECTRIA     ELIMINATION    CONSOLIDATED
                                    ------------   --------------   ------------   -----------   ------------   ------------
Revenues:

  External customers..............  $ 54,405,000    $55,392,000     $34,626,000    $18,861,000   $         --   $163,284,000
  Intersegment....................            --      2,059,000              --             --     (2,059,000)            --
Operating income (loss)...........     9,699,000     12,243,000         (97,000)    (2,811,000)            --     19,034,000
Interest expense..................       128,000             --              --          5,000             --        133,000
Interest income...................       742,000        146,000           1,000         41,000             --        930,000
Income tax expense................     2,669,000      4,958,000         216,000             --             --      7,843,000
Capital expenditures..............     1,817,000        541,000       1,730,000        807,000                     4,895,000
Identifiable assets...............   177,950,000     43,945,000      45,758,000     44,107,000   (140,551,000)   171,209,000
Significant non-cash items:
  Unrealized gain on marketable
    trading securities............     2,881,000             --              --             --             --      2,881,000
  Changes in deferred taxes.......    (1,948,000)            --              --             --             --     (1,948,000)
  Depreciation and amortization...     3,861,000      1,835,000       1,213,000      2,148,000             --      9,057,000
  Asset impairment charge.........     2,173,000             --              --             --             --      2,173,000

                                                                  YEAR ENDED DECEMBER 31, 1999
                                    ----------------------------------------------------------------------------------------
                                       SECURE                         INTERNET
                                      SOFTWARE         SECURE       PERFORMANCE
                                    DISTRIBUTION   COMMUNICATIONS   AND SECURITY    SPECTRIA     ELIMINATION    CONSOLIDATED
                                    ------------   --------------   ------------   -----------   ------------   ------------
Revenues:

  External customers..............  $59,617,000     $45,297,000     $ 7,429,000    $ 8,746,000   $         --   $121,089,000
  Intersegment....................       95,000       1,869,000              --             --     (1,964,000)            --
Operating income (loss)...........   10,034,000       5,917,000      (4,761,000)      (514,000)            --     10,676,000
Interest expense..................      177,000           3,000              --         11,000             --        191,000
Interest income...................      676,000         174,000              --         12,000             --        862,000
Income tax expense................    2,802,000       2,217,000           8,000             --             --      5,027,000
Capital expenditures..............    2,257,000       1,661,000         381,000        635,000             --      4,934,000
Identifiable assets...............  113,568,000      32,165,000       6,606,000     22,956,000    (44,757,000)   130,538,000
Significant non-cash items:
  Changes in deferred taxes.......     (764,000)             --              --             --             --       (764,000)
  Depreciation and amortization...    4,058,000       1,530,000       1,004,000        855,000             --      7,447,000

                                                                  YEAR ENDED DECEMBER 31, 1998
                                    ----------------------------------------------------------------------------------------
                                       SECURE                         INTERNET
                                      SOFTWARE         SECURE       PERFORMANCE
                                    DISTRIBUTION   COMMUNICATIONS   AND SECURITY    SPECTRIA     ELIMINATION    CONSOLIDATED
                                    ------------   --------------   ------------   -----------   ------------   ------------
Revenues:

  External customers..............  $57,306,000     $50,236,000     $ 1,690,000    $        --   $         --   $109,232,000
  Intersegment....................           --       1,224,000          11,000             --     (1,235,000)            --
Operating income (loss)...........    1,482,000       9,862,000      (3,824,000)            --             --      7,520,000
Interest expense..................      220,000              --              --             --             --        220,000
Interest income...................    1,111,000         264,000              --             --             --      1,375,000
Income tax expense (benefit)......    3,974,000       3,949,000      (1,491,000)            --             --      6,432,000
Capital expenditures..............    3,042,000       1,014,000         973,000             --             --      5,029,000
Identifiable assets...............   90,143,000      31,104,000         634,000             --    (12,128,000)   109,753,000
Significant non-cash items:
  Changes in deferred taxes.......    2,068,000         376,000              --             --             --      2,444,000
  Depreciation and amortization...    6,447,000       1,346,000         212,000             --             --      8,005,000
  Asset impairment charge.........    3,942,000              --              --             --             --      3,942,000
  Write-off of in-process research
    and development...............    1,500,000              --              --             --             --      1,500,000
  Minority interest in
    subsidiary's loss.............    1,653,000              --              --             --             --      1,653,000

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 2000

     A summary of the Company's operations by geographic area follows:

                                      FOR THE YEAR ENDED DECEMBER 31, 2000
                       -------------------------------------------------------------------
                          UNITED                                    UNITED
                          STATES      NETHERLANDS     FRANCE       KINGDOM       EUROPE
                       ------------   -----------   -----------   ----------   -----------
Sales to unaffiliated
  customers..........  $130,384,000   $13,521,000   $ 3,697,000   $4,736,000   $ 6,223,000
Transfers between
  geographic areas...     6,662,000     9,515,000       457,000           --            --
                       ------------   -----------   -----------   ----------   -----------
    Revenues.........  $137,046,000   $23,036,000   $ 4,154,000   $4,736,000   $ 6,223,000
                       ============   ===========   ===========   ==========   ===========
Operating income
  (loss).............  $  9,611,000   $12,082,000   $(1,926,000)  $ (412,000)  $  (576,000)
Identifiable
  assets.............   131,362,000    15,345,000    14,197,000    4,746,000     2,820,000

                          FOR THE YEAR ENDED DECEMBER 31, 2000
                       ------------------------------------------

                       ASIA-PACIFIC   ELIMINATION    CONSOLIDATED
                       ------------   ------------   ------------
Sales to unaffiliated
  customers..........   $4,723,000    $         --   $163,284,000
Transfers between
  geographic areas...      365,000     (16,999,000)            --
                        ----------    ------------   ------------
    Revenues.........   $5,088,000    $(16,999,000)  $163,284,000
                        ==========    ============   ============
Operating income
  (loss).............   $  253,000    $      2,000   $ 19,034,000
Identifiable
  assets.............    2,967,000        (228,000)   171,209,000

                                       FOR THE YEAR ENDED DECEMBER 31, 1999
                       --------------------------------------------------------------------
                                                                     UNITED
                       UNITED STATES   NETHERLANDS     FRANCE       KINGDOM       EUROPE
                       -------------   -----------   -----------   ----------   -----------
Sales to unaffiliated
  customers..........  $ 94,379,000    $12,426,000   $ 4,644,000   $4,350,000   $ 2,844,000
Transfers between
  geographic areas...     4,126,000      6,627,000       629,000           --            --
                       ------------    -----------   -----------   ----------   -----------
    Revenues.........  $ 98,505,000    $19,053,000   $ 5,273,000   $4,350,000   $ 2,844,000
                       ============    ===========   ===========   ==========   ===========
Operating income
  (loss).............  $  2,213,000    $ 9,997,000   $  (634,000)  $    6,000   $  (771,000)
Identifiable
  assets.............    96,930,000      8,702,000    16,769,000    4,457,000     1,564,000

                          FOR THE YEAR ENDED DECEMBER 31, 1999
                       ------------------------------------------

                       ASIA-PACIFIC   ELIMINATION    CONSOLIDATED
                       ------------   ------------   ------------
Sales to unaffiliated
  customers..........   $2,446,000    $         --   $121,089,000
Transfers between
  geographic areas...       95,000     (11,477,000)            --
                        ----------    ------------   ------------
    Revenues.........   $2,541,000    $(11,477,000)  $121,089,000
                        ==========    ============   ============
Operating income
  (loss).............   $  (75,000)   $    (60,000)  $ 10,676,000
Identifiable
  assets.............    2,346,000        (230,000)   130,538,000

                                       FOR THE YEAR ENDED DECEMBER 31, 1998
                       --------------------------------------------------------------------
                                                                     UNITED
                       UNITED STATES   NETHERLANDS     FRANCE       KINGDOM       EUROPE
                       -------------   -----------   -----------   ----------   -----------
Sales to unaffiliated
  customers..........  $ 87,649,000    $ 8,508,000   $ 4,735,000   $5,051,000   $ 3,246,000
Transfers between
  geographic areas...     3,160,000      4,028,000       661,000    1,358,000        93,000
                       ------------    -----------   -----------   ----------   -----------
    Revenues.........  $ 90,809,000    $12,536,000   $ 5,396,000   $6,409,000   $ 3,339,000
                       ============    ===========   ===========   ==========   ===========
Operating income
  (loss).............  $  4,162,000    $ 5,117,000   $(1,838,000)  $1,070,000   $(1,199,000)
Identifiable
  assets.............    78,240,000      5,938,000    19,762,000    4,994,000       896,000

                          FOR THE YEAR ENDED DECEMBER 31, 1998
                       ------------------------------------------

                       ASIA-PACIFIC   ELIMINATION    CONSOLIDATED
                       ------------   ------------   ------------
Sales to unaffiliated
  customers..........   $   43,000    $         --   $109,232,000
Transfers between
  geographic areas...           --      (9,300,000)            --
                        ----------    ------------   ------------
    Revenues.........   $   43,000    $ (9,300,000)  $109,232,000
                        ==========    ============   ============
Operating income
  (loss).............   $    8,000    $    200,000   $  7,520,000
Identifiable
  assets.............       93,000        (170,000)   109,753,000

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

                           RAINBOW TECHNOLOGIES, INC.

                               DECEMBER 31, 2000

15. SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

                                                  MARCH 31,      JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                                    2000        2000(1)(2)        2000(2)         2000(2)
                                                 -----------    -----------    -------------    ------------
REVENUES:

  Secure Software Distribution Products........  $14,782,000    $13,545,000     $13,160,000     $12,918,000
  Secure Communications Products...............   11,532,000     11,653,000      14,396,000      17,811,000
  Internet Performance and Security Products...    5,295,000      8,547,000      11,181,000       9,603,000
  Spectria.....................................    4,836,000      5,149,000       5,033,000       3,843,000
                                                 -----------    -----------     -----------     -----------
         Total revenues........................  $36,445,000    $38,894,000     $43,770,000     $44,175,000
                                                 ===========    ===========     ===========     ===========
COST OF REVENUES:
  Secure Software Distribution Products........  $ 4,242,000    $ 3,987,000     $ 3,907,000     $ 3,894,000
  Secure Communications Products...............    9,371,000      9,292,000      10,912,000      12,695,000
  Internet Performance and Security Products...    1,639,000      2,512,000       3,071,000       3,922,000
  Spectria.....................................    2,506,000      3,273,000       3,232,000       2,383,000
                                                 -----------    -----------     -----------     -----------
         Total cost of revenues................  $17,758,000    $19,064,000     $21,122,000     $22,894,000
                                                 ===========    ===========     ===========     ===========
Operating income...............................  $ 4,392,000    $ 3,859,000     $ 7,201,000     $ 3,582,000
Net income.....................................    3,131,000      5,028,000       4,646,000       1,641,000
Net income per share:
  Basic........................................  $       .13    $       .20     $       .18     $       .06
  Diluted......................................          .12            .18             .17             .06

                                                  MARCH 31,      JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                                    1999           1999            1999             1999
                                                 -----------    -----------    -------------    ------------
REVENUES:

  Secure Software Distribution Products........  $14,302,000    $15,127,000     $14,393,000     $15,795,000
  Secure Communications Products...............   11,049,000     11,029,000       9,910,000      13,309,000
  Internet Performance and Security Products...      735,000      1,491,000       2,326,000       2,877,000
  Spectria.....................................           --      1,777,000       3,536,000       3,433,000
                                                 -----------    -----------     -----------     -----------
         Total revenues........................  $26,086,000    $29,424,000     $30,165,000     $35,414,000
                                                 ===========    ===========     ===========     ===========
COST OF REVENUES:
  Secure Software Distribution Products........  $ 4,020,000    $ 4,572,000     $ 4,102,000     $ 5,019,000
  Secure Communications Products...............   10,270,000      9,746,000       8,117,000      10,277,000
  Internet Performance and Security Products...      442,000        249,000         492,000         489,000
  Spectria.....................................           --        968,000       2,411,000       2,968,000
                                                 -----------    -----------     -----------     -----------
         Total cost of revenues................  $14,732,000    $15,535,000     $15,122,000     $18,753,000
                                                 ===========    ===========     ===========     ===========
Operating income...............................  $ 1,552,000    $ 2,524,000     $ 2,944,000     $ 3,656,000
Net income.....................................    1,285,000      1,690,000       2,075,000       3,087,000
Net income per share:
  Basic........................................  $       .06    $       .08     $       .09     $       .13
  Diluted......................................          .05            .08             .09             .12

---------------
(1) Operating income and results of operations for the quarter ended June 30, 2000 reflect a pre-tax asset impairment charge of $2.2 million.

(2) Results of operations for the quarter ended June 30, 2000 and September 30, 2000 included pre-tax unrealized gains on marketable trading securities of $4,218,000 and $67,000, respectively, and results of operations for the quarter ended December 31, 2000 included a pre-tax unrealized loss on marketable trading securities of $1,404,000.

     Net income per share is computed independently for each of the quarters presented and the summation of quarterly amounts may not equal the total net income per share reported for the year.

                           RAINBOW TECHNOLOGIES, INC.

         SCHEDULE II -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                            BALANCE AT                   DEDUCTIONS/      BALANCE AT
                                            BEGINNING                   RECOVERIES AND      END OF
               DESCRIPTION                   OF YEAR      ADDITIONS       WRITE-OFFS         YEAR
               -----------                  ----------    ----------    --------------    ----------
For the year ended December 31:
  2000
  Allowance for doubtful accounts
     receivable...........................   $579,000     $1,078,000      $(197,000)      $1,460,000
  1999
  Allowance for doubtful accounts
     receivable...........................   $291,000     $  434,000      $(146,000)      $  579,000
  1998
  Allowance for doubtful accounts
     receivable...........................   $500,000     $  217,000      $(426,000)      $  291,000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
   2(i)    Agreement and Plan of Reorganization, dated as of January
           26, 1995 among the Company, Rainbow Acquisition Inc., a
           California corporation and a wholly owned subsidiary of
           Rainbow, and Mykotronx, Inc., a California corporation
           ("Mykotronx") (incorporated by reference to the Company's
           Registration Statement on Form S-4 under the Securities Act of 1933, as amended, effective on April 20, 1995,
           Registration No. 33-89918).
   2(ii)   Agreement and Plan of Merger, dated September 30, 1996, by and among the Company, RNBO Acquisition Corporation, a
           Nevada corporation and a wholly-owned subsidiary of the
           Company, and Software Security, Inc., a Connecticut
           corporation (incorporated by reference to Exhibit 2(ii) of the Company's 1996 Annual Report on Form 10-K under the
           Securities Exchange Act of 1934 filed in March 1997 (the
           "1996 10-K")).
   2(iii)  Agreement and Plan of Merger, dated March 6, 1998, by and among the Company, WRS Acquisition Corp, a California
           corporation and wholly owned subsidiary of the Company, and
           Wyatt River Software, Inc. (incorporated by reference to
           Exhibit 2(iii) of the Company's 1997 Annual Report on Form
           10-K under the Securities Exchange Act of 1934 filed in
           March 1998 (the "1997 10-K")).
   3(i)    Articles of Incorporation of Rainbow, as amended
           (incorporated by reference to Exhibit 3(a) to Rainbow's
           Registration Statement on Form S-18 under the Securities Act of 1933, as amended, filed on July 20, 1987 -- File No.
           33-15956-LA (the "S-18 Registration Statement")).
   3(ii)   By-Laws of Rainbow (incorporated by reference to Exhibit
           3(b) to the S-18 Registration Statement).
   4(a)    See Exhibit 3(i).
   4(b)    See Exhibit 3(ii).
   4(c)    Rights Agreement, dated as of July 29, 1997, between the
           Company and U.S. Stock Transfer Corporation, as Rights Agent
           (incorporated by reference to Exhibit 4(c) to the Company's
           1997 10-K).
  10(a)    Lease for premises at 50 Technology Drive, Irvine,
           California, dated June 1, 1995, between the Company and
           Birtcher Medical Systems, Inc., a California corporation
           (filed as an exhibit to the Company's 1995 Form 10-K).
  10(b)    Agreement, dated October 1996, between the Company and
           National Semiconductor Corporation (incorporated by
           reference to Exhibit 10(b) of the Company's 1998 Annual
           Report on Form 10-K under the Securities Exchange Act of
           1934 filed in March, 1999 (the "1998 10-K")).
  10(c)    Agreement, dated December 1998, between the Company and EM
           Microelectronic -- Marin S.A. (incorporated by reference to
           Exhibit 10(c) of the 1998 10-K).
  10(d)    1990 Incentive Stock Option Plan as amended (incorporated by reference to Exhibit 10(j) of the 1991 10-K).
  10(e)    Employment Agreement, dated February 16, 1990, between the
           Company and Walter W. Straub (incorporated by reference to
           Exhibit 10(j) of the 1989 10-K).
  10(f)    Change of Control Agreement, dated February 16, 1990,
           between the Company and Walter W. Straub (incorporated by
           reference to Exhibit 10(k) of the 1989 10-K).
  10(g)    Employment Agreement, dated January 15, 1992, between the
           Company and Peter M. Craig (incorporated by reference to
           Exhibit 10(m) of the 1991 10-K).
  10(h)    Change of Control Agreement, dated January 15, 1992, between the Company and Peter M. Craig (incorporated by reference to
           Exhibit 10(n) of the 1991 10-K).

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  10(i)    Employment Agreement, dated January 5, 1995, between the
           Company and Norman L. Denton, III (incorporated by reference to Exhibit 10(j) of the Company's 1994 Annual Report on Form
           10-K under the Securities Exchange Act of 1934, filed in
           March 1995 (the "1994 10-K")).
  10(j)    Change of Control Agreement, dated January 5, 1995, between the Company and Norman L. Denton, III (incorporated by
           reference to Exhibit 10(k) to the 1994 10-K).
  10(k)    Employment Agreement, dated January 5, 1995, between the
           Company and Patrick E. Fevery (incorporated by reference to
           Exhibit 10(l) of the 1994 10-K).
  10(l)    Change of Control Agreement, dated January 5, 1995, between the Company and Patrick E. Fevery (incorporated by reference to Exhibit 10(m) of the 1994 10-K).
  10(m)    Employment Agreement, dated January 5, 1995, between the
           Company and Paul A. Bock (incorporated by reference to
           Exhibit 10(n) of the 1994 10-K).
  10(n)    Change of Control Agreement, dated January 5, 1995, between the Company and Paul A. Bock (incorporated by reference to
           Exhibit 10(o) of the 1994 10-K).
  10(o)    Employment Agreement, dated April 7, 1997, between the
           Company and Aviram Margalith (incorporated by reference to
           Exhibit 10(o) of the 1997 10-K).
  10(p)    Change of Control Agreement, dated April 7, 1997, between
           the Company and Aviram Margalith (incorporated by reference to Exhibit 10(p) of the 1997 10-K).
  10(q)    Employment Agreement, dated January 1, 1998, between the
           Company and Laurie Casey (incorporated by reference to
           Exhibit 10(q) of the 1997 10-K).
  10(r)    Change of Control Agreement, dated January 1, 1998, between the Company and Laurie Casey (incorporated by reference to
           Exhibit 10(r) of the 1997 10-K).
  10(s)    Employment Agreement, dated January 1, 1998, between the
           Company and Richard Burris (incorporated by reference to
           Exhibit 10(s) of the 1997 10-K).
  10(t)    Change of Control Agreement, dated January 1, 1998, between the Company and Richard Burris (incorporated by reference to
           Exhibit 10(t) of the 1997 10-K).
  10(u)    Manufacturing Agreement, dated September 30, 1997, between
           AlliedSignal, Inc. and Mykotronx, Inc. (incorporated by
           reference to Exhibit 10(u) of the 1998 10-K).
  10(v)    Development Agreement, dated September 30, 1997, between
           AlliedSignal, Inc. and Mykotronx, Inc. (incorporated by
           reference to Exhibit 10(v) of the 1998 10-K).
  10(w)    Agreement for Design and Product Purchase, dated September
           4, 1997, between IBM Microelectronics and Rainbow
           Technologies, Inc. and Mykotronx, Inc. (incorporated by
           reference to Exhibit 10(w) of the 1998 10-K).
  10(x)    Leases for premises at 357, 359, and 371 Van Ness Way,
           Torrance, California, dated September 8, 1993, September 25,
           1996 and October 2, 1997, respectively, between Surf
           Management Associates, a California limited partnership, and
           Mykotronx, Inc., a California Corporation (incorporated by reference to Exhibit 10(x) of the 1999 Form 10-K).
  10(y)    Lease for premises at 111 West Ocean Boulevard, Long Beach,
           California, between Stevens Creek Associates, a California general partnership, and the Company (incorporated by
           reference to Exhibit 10(y) of the 1999 Form 10-K).
  10(z)    Lease for premises at 8 Hughes, Irvine, California, between
           Alton Irvine Partners, LLC, a California limited liability company, and the Company.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  11(a)    2000 Incentive Stock Option Plan (incorporated by reference to Rainbow's Registration Statement on Form S-8 filed under the Securities Act of 1933).
  11(b)    Asset Purchase Agreement, dated December 29, 2000 between
           Kaster Chase Applied Research Limited and Mykotronx, Inc.
  21       List of Rainbow's wholly-owned subsidiaries.
  23       Consent of Independent Auditors.

     (b) Reports of Form 8-K

     No reports on Form 8-K have been filed during the three months ended December 31, 2000.