Form 10-Q
period 2001-03-31
RAINBOW TECHNOLOGIES INC
filed 2001-05-15
CIK 819706

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934


   For the Quarter ended MARCH 31, 2001         Commission file number: 0-16641


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

                                                      Yes  [X]        No  [   ]

The number of shares of common stock, $.001 par value, outstanding as of May 10, 2001 was 26,065,985.

                           RAINBOW TECHNOLOGIES, INC.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

 Item 1.     Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets at March 31, 2001 (unaudited) and December 31, 2000.................   4

             Condensed Consolidated Statements of Operations for the three months ended March 31, 2001
             and 2000 (unaudited)......................................................................................   5

             Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended
             March 31, 2001 and 2000 (unaudited).......................................................................   6

             Condensed Consolidated Statements of Cash Flows for the three months ended March 31,
             2001 and 2000 (unaudited).................................................................................   7

             Notes to Condensed Consolidated Financial Statements......................................................   8

 Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.....................  10

PART II - OTHER INFORMATION

             Item 1 to 5 - Not applicable

             Item 6. Exhibits and reports on Form 8K...................................................................  13

 SIGNATURES............................................................................................................  15


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

                           RAINBOW TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                       MARCH 31, 2001     DECEMBER 31, 2000
                                                                                       --------------     -----------------
                                                                                        (UNAUDITED)
                                                           ASSETS

       Current assets:
         Cash and cash equivalents..............................................       $    15,739,000     $    19,458,000
         Marketable securities available-for-sale...............................             1,532,000           1,582,000
         Marketable securities trading..........................................             1,080,000           3,669,000
         Accounts receivable, net of allowance for doubtful accounts of
          $1,311,000 and $1,460,000 in 2001 and 2000, respectively..............            30,121,000          40,710,000
         Inventories............................................................            28,880,000          30,395,000
         Income tax receivable..................................................             9,322,000           7,444,000
         Deferred income taxes..................................................             5,881,000           5,862,000
         Unbilled costs and fees................................................             2,007,000           1,039,000
         Prepaid expenses and other current assets..............................             3,283,000           3,325,000
                                                                                       ---------------     ---------------
           Total current assets.................................................            97,845,000         113,484,000
       Property, plant and equipment, at cost:
         Buildings..............................................................             6,551,000           7,005,000
         Furniture..............................................................             2,418,000           1,645,000
         Equipment..............................................................            18,970,000          18,467,000
         Leasehold improvements.................................................             2,886,000           1,837,000
                                                                                       ---------------     ---------------
                                                                                            30,825,000          28,954,000
         Less accumulated depreciation and amortization.........................            13,905,000          13,266,000
                                                                                       ---------------     ---------------
           Net property, plant and equipment....................................            16,920,000          15,688,000
         Goodwill, net of accumulated amortization of $15,763,000 and
          $15,549,000 in 2001 and 2000, respectively............................            20,713,000          21,524,000
         Software development costs, net of accumulated amortization of
          $5,013,000 and $4,411,000 in 2001 and 2000, respectively..............            13,787,000          12,833,000
         Product licenses, net of accumulated amortization of $2,468,000 and
          $2,267,000 in 2001 and 2000, respectively.............................             4,699,000           4,900,000
         Other assets...........................................................             3,317,000           2,780,000
                                                                                       ---------------   -----------------
                                                                                       $   157,281,000     $   171,209,000
                                                                                       ===============     ===============

                                            LIABILITIES AND SHAREHOLDERS' EQUITY

       Current liabilities:
         Accounts payable.......................................................       $     6,263,000     $     8,579,000
         Accrued payroll and related expenses...................................             6,590,000           8,671,000
         Other accrued liabilities..............................................             3,758,000           6,713,000
         Long-term debt, due within one year....................................               208,000             223,000
         Line of credit.........................................................                    --           3,129,000
                                                                                       ---------------     ---------------
           Total current liabilities............................................            16,819,000          27,315,000
         Long-term debt, net of current portion.................................               626,000             726,000
         Deferred income taxes..................................................             2,501,000           2,718,000
         Other liabilities......................................................               703,000             702,000
         Commitments and contingencies
         Shareholders' equity:
         Common stock, $.001 par value, 55,000,000 shares authorized,
          26,049,633 and 25,980,252 shares issued and outstanding in
          2001 and 2000, respectively...........................................                26,000              26,000
         Additional paid-in capital.............................................            56,230,000          55,689,000
         Accumulated other comprehensive loss...................................            (1,937,000)           (851,000)
         Retained earnings......................................................            82,313,000          84,884,000
                                                                                       ---------------     ---------------
           Total shareholders' equity...........................................           136,632,000         139,748,000
                                                                                       ---------------     ---------------
                                                                                       $   157,281,000     $   171,209,000
                                                                                       ===============     ===============

                            See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                        THREE MONTHS ENDED
                                                                              -------------------------------------
                                                                                    MARCH 31,          MARCH 31,
                                                                                      2001               2000
                                                                              ------------------    ---------------
Revenues:
  Digital Rights Management...................................................   $   12,662,000      $   15,097,000
  Secure Communications.......................................................       18,648,000          11,532,000
  iVEA........................................................................        4,585,000           4,980,000
  Spectria....................................................................        4,305,000           4,836,000
                                                                                 --------------      --------------
    Total revenues............................................................       40,200,000          36,445,000
Operating expenses:
  Cost of Digital Rights Management Revenues..................................        5,487,000           4,627,000
  Cost of Secure Communications Revenues......................................       15,178,000           9,371,000
  Cost of iVEA Revenues.......................................................        2,044,000           1,254,000
  Cost of Spectria Revenues...................................................        2,635,000           2,506,000
  Selling, general and administrative.........................................       13,021,000          10,755,000
  Research and development....................................................        3,028,000           2,814,000
  Goodwill amortization.......................................................          763,000             726,000
                                                                                 --------------      --------------
    Total operating expenses..................................................       42,156,000          32,053,000
                                                                                 --------------      --------------
Operating income (loss).......................................................       (1,956,000)          4,392,000
Unrealized loss on marketable trading securities..............................       (2,589,000)                 --
Interest income...............................................................          226,000             191,000
Interest expense..............................................................          (31,000)            (37,000)
Other income, net.............................................................          203,000             510,000
                                                                                 --------------      --------------
Income (loss) before income taxes.............................................       (4,147,000)          5,056,000
Benefit (provision) for income taxes..........................................        1,576,000          (1,925,000)
                                                                                 --------------      --------------
Net income (loss).............................................................   $   (2,571,000)     $    3,131,000
                                                                                 ==============      ==============
Net income (loss) per share:

   Basic......................................................................   $        (0.10)     $         0.13
                                                                                 ==============      ==============
   Diluted....................................................................   $        (0.10)     $         0.12
                                                                                 ==============      ==============
Shares used in computing net income (loss) per share:

   Basic......................................................................       26,022,000          24,074,000
                                                                                 ==============      ==============
   Diluted....................................................................       26,022,000          27,312,000
                                                                                 ==============      ==============

                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (unaudited)


                                                                                         THREE MONTHS ENDED
                                                                                ------------------------------------
                                                                                 MARCH 31, 2001      MARCH 31, 2000
                                                                                -----------------   ----------------
Net income (loss)...........................................................     $   (2,571,000)     $    3,131,000
Other comprehensive loss:
  Foreign currency translation adjustment...................................         (1,702,000)           (319,000)
  Unrealized loss on securities.............................................            (50,000)           (295,000)
                                                                                 --------------      --------------
  Other comprehensive loss, before income taxes.............................         (1,752,000)           (614,000)
  Benefit for income taxes related to other comprehensive loss..............            666,000             233,000
                                                                                 --------------      --------------
  Other comprehensive loss, net of taxes                                             (1,086,000)           (381,000)
                                                                                 --------------      --------------
Comprehensive income (loss).................................................     $   (3,657,000)     $    2,750,000
                                                                                 ==============      ==============


                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                          THREE MONTHS ENDED
                                                                                -----------------------------------
                                                                                 MARCH 31, 2001      MARCH 31, 2000
                                                                                ----------------    ---------------
Cash flows from operating activities:

  Net income (loss) ......................................................       $   (2,571,000)     $    3,131,000
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
  Amortization............................................................            1,818,000           1,244,000
  Depreciation............................................................              874,000             953,000
  Change in deferred income taxes.........................................             (175,000)         (7,898,000)
  Unrealized loss on marketable trading securities........................            2,589,000                  --
  Tax benefit of exercise of common stock options.........................              137,000           4,540,000
  Reversal of allowance for doubtful accounts.............................             (131,000)            (42,000)
  Changes in operating assets and liabilities:
    Accounts receivable...................................................            9,599,000          (2,873,000)
    Inventories...........................................................              918,000          (3,190,000)
    Unbilled costs and fees...............................................             (968,000)           (112,000)
    Prepaid expenses and other current assets.............................               19,000            (961,000)
    Accounts payable......................................................           (2,155,000)         (1,730,000)
    Accrued liabilities...................................................           (3,945,000)         (1,681,000)
    Billings in excess of costs and fees..................................             (935,000)              2,000
    Income taxes..........................................................           (1,636,000)          4,088,000
    Other.................................................................              (11,000)           (419,000)
                                                                                 --------------       -------------
      Net cash provided by (used in) operating activities.................            3,427,000          (4,948,000)

Cash flows from investing activities:
  Purchases of property, plant, and equipment.............................           (2,490,000)           (966,000)
  Net cash paid for acquisition of Systematic Systems Integration, Inc.                      --          (1,763,000)
  Other non-current assets................................................             (655,000)           (525,000)
  Capitalized software development costs..................................           (2,153,000)           (852,000)
                                                                                 --------------       --------------
      Net cash used in investing activities...............................           (5,298,000)         (4,106,000)

Cash flows from financing activities:
  Exercise of Rainbow common stock options................................              404,000           6,239,000
  Payment on line of credit...............................................           (3,129,000)         (6,000,000)
  Repayment of long-term debt.............................................              (51,000)            (45,000)
                                                                                 --------------      --------------
      Net cash provided by (used in) financing activities.................           (2,776,000)            194,000
Effect of exchange rate changes on cash...................................              928,000             130,000
                                                                                 --------------      --------------
Net decrease in cash and cash equivalents.................................           (3,719,000)         (8,730,000)
Cash and cash equivalents at beginning of period..........................           19,458,000          26,709,000
                                                                                 --------------      --------------
Cash and cash equivalents at end of period................................       $   15,739,000      $   17,979,000
                                                                                 ==============      ==============

                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)

1. Basis of presentation

Rainbow Technologies, Inc. (the Company) develops, manufactures, programs and markets secure software distribution products which prevent the unauthorized use of intellectual property, including software programs; develops and manufactures secure communications products for satellite communications; develops and manufactures internet performance and security products to provide privacy and security for network communications; and provides customized eBusiness consulting services. The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform to the 2001 presentation.

Financial information related to the ikey authentication tokens line of business was reclassified from the iVEA segment to the Digital Rights Management segment
(DRM) effective January 1, 2001. All prior year information has been reclassified to conform with the new 2001 segment presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates. Significant estimates made in preparing these financial statements include the allowance for doubtful accounts, the reserve for inventory obsolescence, accrued warranty costs, the allowance for deferred tax assets, total estimated contract costs associated with billed and unbilled contract revenue and the fair value of marketable securities.

Management determines the appropriate classification of its investments in marketable securities at the time of purchase. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and carried at fair value with the unrealized holding gains and losses included in earnings. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive loss within Shareholders' Equity.

In the opinion of the Company's management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 2001 and results of operations for the three months ended March 31, 2001 and 2000. The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's December 31, 2000 Annual Report on Form 10-K. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of results to be expected for the full year.

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

Inventories, other than inventoried costs relating to long-term contracts, are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:


     INVENTORIES                                                       MARCH 31, 2001     DECEMBER 31, 2000
     (dollars in thousands)                                          ------------------  -------------------

     Finished goods                                                       $   8,170           $  10,699
     Raw materials                                                           13,485              11,659
     Inventoried costs relating to long-term contracts, net of
        amounts attributed to revenues recognized to date                     3,778               5,499
     Work in process                                                          3,447               2,538
                                                                          ---------           ---------
                                                                          $  28,880           $  30,395
                                                                          =========           =========

5. Other assets

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

6. Software development costs

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

7. Industry segments

The Company operates in four industry segments. The first segment includes the development and sale of devices, which protect data and software from unauthorized use and products that provide access control to computer networks, Internet Websites and virtual private networks (Digital Rights Management segment). The second segment is the development and sale of information security products to provide privacy and security for voice communication and data transmission (Secure Communications segment). The third segment includes the development and sale of products which accelerate performance of security servers and network equipment (iVEA segment). The fourth segment provides services that enable companies to integrate diverse software and hardware platforms (Spectria segment). The identifiable assets, after applicable eliminations, for each segment as of March 31, 2001 were $77,963,000, $30,924,000, $24,433,000, and $23,961,000, respectively, compared with
$81,167,000, $32,909,000, $32,547,000 and $24,586,000 as of December 31, 2000.

Intercompany revenues for the three months ended March 31, 2001 and 2000 were $175,000 and $615,000, respectively. Intercompany revenues are generated by the secure communications segment.

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

RESULTS OF OPERATIONS
(dollars in thousands)


                                                  THREE MONTHS ENDED MARCH 31,
                                                 ------------------------------
                                                   2001                 2000
                                                 ----------          ----------
    Revenues

      Digital Rights Management                  $  12,662           $  15,097
      Secure Communications                         18,648              11,532
      iVEA                                           4,585               4,980
      Spectria                                       4,305               4,836
                                                 ---------           ---------
        Total revenues                           $  40,200           $  36,445
                                                 =========           =========
    Operating Income (Loss)

      Digital Rights Management                  $  (2,670)          $   3,267
      Secure Communications                          3,193               2,061
      iVEA                                          (2,019)               (271)
      Spectria                                        (460)               (665)
                                                 ---------           ----------
        Total operating income (loss)            $  (1,956)          $   4,392
                                                 ==========          =========


REVENUES

On a consolidated basis, revenues for the three months ended March 31, 2001 increased by 10% to $40,200,000 from the same period in the prior year. The increase is due to higher revenues in the Secure Communications segment. Revenues from international markets for the three months ended March 31, 2001 increased 2% to $7,527,000 from the same period in the prior year. Domestic sales for the three months ended March 31, 2001 increased 12% to $32,673,000 from the prior year. The increase in domestic sales was due to the aforementioned increase in the Secure Communications segment.

Revenues from DRM for the three months ended March 31, 2001 decreased by 16% to $12,662,000 when compared to the same period in 2000. The decrease in revenues was primarily due to decreased demand in North America and Europe for business software applications. For the three months ended March 31, 2001 and 2000, DRM international revenues were 54% and 47%, respectively, of total DRM revenues.

Secure Communications revenues for the three months ended March 31, 2001 increased 62% to $18,648,000 when compared to the same period in 2000. The revenue growth was primarily due to higher demand for network security products.

iVEA revenues for the three months ended March 31, 2001 decreased 8% to $4,585,000 when compared to the same period in 2000. The decrease in revenues was primarily due to less demand for performance enhancement products in the server and network appliance markets. For the three months ended March 31, 2001 and 2000 iVEA international revenues were 14% and 5%, respectively, of total iVEA revenues.

Spectria revenues for the three months ended March 31, 2001 decreased 11% to $4,305,000 when compared to the same period in 2000 due to decline in demand from the Company's customers.

GROSS PROFIT

Gross profit from DRM for the three months ended March 31, 2001 decreased to 57% of revenues compared to 69% of revenues for the corresponding period in 2000. The decrease was primarily due to increased inventory reserves, increases in certain component costs and increased overhead in the Company's manufacturing operations.

Gross profit from Secure Communications for the three months ended March 31, 2001 and for the corresponding period in 2000 was 19% of revenues.

Gross profit from iVEA for the three months ended March 31, 2001 decreased to 55% of revenues compared to 75% of revenues for the corresponding period in 2000. The decrease was due to higher sales to several large customers at lower prices, and an increase in inventory reserves.

Gross profit from Spectria for the three months ended March 31, 2001 decreased to 39% of revenues compared to 48% of revenues for the corresponding period in 2000. The decrease in gross profit was primarily due to a decrease in high margin projects.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist primarily of personnel-related expenses, sales commission, promotional activities, and professional fees. Selling, general and administrative expenses for the three months ended March 31, 2001 were $13,021,000 or 32% of revenues as compared to $10,755,000 or 30% of revenues for the three months ended March 31, 2000. The increase reflected higher personnel related expenses resulting from the hiring of sales, marketing, management and administrative personnel, and higher legal and other professional fees.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of salaries and other personnel-related expenses, costs related to engineering development tools, and subcontracting costs. Research and development expenses for the three months ended March 31, 2001 were $3,028,000 or 8% of revenues, as compared with research and development expense of $2,814,000 or 8% of revenues for the three months ended March 31, 2000. The dollar increase in research and development expenses was primarily due to increased staffing for the development of new products.

MARKETABLE TRADING SECURITIES

During the second quarter and third quarter of fiscal 2000, the Company acquired securities and classified them as trading securities, as defined by SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." At March 31, 2001, the difference between the estimated fair value and the cost of the securities acquired resulted in an unrealized loss of $2,589,000, which was recognized in earnings for the three months ended March 31, 2001.

PROVISION FOR INCOME TAXES

The effective tax rate was 38% for the three months ended March 31, 2001 and 2000.

ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2001 decreased by approximately $10,589,000 to $30,121,000 as compared with $40,710,000 at December 31, 2000. This decrease was due to increased collection activities.

INVENTORIES

Finished goods decreased approximately $2,529,000 to $8,170,000 at March 31, 2001 as compared with $10,699,000 at December 31, 2000. The decrease was primarily due to the Company's reduced production activities because of adequate inventory levels.

Raw materials increased approximately $1,826,000 to $13,485,000 at March 31, 2001 as compared with $11,659,000 at December 31, 2000. The increase was due primarily to the abrupt decline in demand for the Company's internet infrastructure products.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of operating funds have been from operations. Net cash provided by operations for the three months ended March 31, 2001 was $3,427,000 while net cash used in operations for the three months ended March 31, 2000 was $4,948,000. Operating activities in 2001 included decreases in inventory of $918,000, in accounts receivable of $9,599,000, in accounts payable of $2,155,000 and in accrued liabilities of $3,945,000.

Net cash used in investing activities for the three months ended March 31, 2001 and 2000 was $5,298,000 and $4,106,000, respectively. Investing activities in 2001 included $2,490,000 on capital expenditures and $2,153,000 on development of new products. Investing activities in 2000 included $1,763,000 for the acquisition of Systematic.

Net cash used in financing activities for the three months ended March 31, 2001 was $2,776,000 while net cash provided by financing activities for the three months ended March 31, 2000 was $194,000. Financing activities included in 2001 and 2000 were payments to the line of credit of $3,129,000 and $6,000,000, respectively, and approximately $405,000 and $6,239,000 received from common stock options exercised.

The Company intends to use its capital resources to expand its product lines and for possible acquisitions of additional products and technologies. The Company has no significant capital commitments or requirements at this time.

At March 31, 2001, the Company's subsidiaries in France, The United Kingdom, Germany and The Netherlands carried approximately $1,764,000, $2,551,000, $640,000 and $3,381,000, respectively, in interest earning deposits which may result in foreign exchange gains or losses due to the fact that the functional currency in those subsidiaries is not the U.S. dollar.

The Company believes that its current working capital of $81,026,000 and anticipated working capital to be generated by future operations will be sufficient to support the Company's working capital requirements for at least the next twelve months.

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

   2(iii) Agreement and Plan of Merger, dated March 6, 1998, by and among the Company, WRS Acquisition Corp., a California corporation and wholly owned subsidiary of the Company, and Wyatt River Software, Inc. (incorporated by reference to Exhibit 2(iii) of the Company's 1997 Annual Report on Form 10-K under the Securities Exchange Act of 1934 filed in March 1998 (the "1997 10-K")).

   3(i) Articles of Incorporation of Rainbow, as amended (incorporated by reference to Exhibit 3(a) to Rainbow's Registration Statement on Form S-18 under the Securities Act of 1933, as amended, filed on July 20, 1987 - File No. 33-15956-LA (the "S-18 Registration Statement")).

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

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------

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

  10(z) Lease for premises at 8 Hughes, Irvine, California, between Alton Irvine Partners, LLC, a California limited liability company, and the Company. (Incorporated by reference to Exhibit 10(z) of the 2000
           Form 10-K).

  10(aa) 2000 Incentive Stock Option Plan (incorporated by reference to Rainbow's Registration Statement on Form S-8 filed under the Securities Act of 1933).

  10(bb) Asset Purchase Agreement, dated December 29, 2000 between Kaster Chase Applied Research Limited and Mykotronx, Inc. (incorporated by reference to Exhibit 10(bb) of the 2000 Form 10-K).

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Dated: May 14, 2001


                                         RAINBOW TECHNOLOGIES, INC.


                                         By:  /s/   Patrick Fevery
                                            ---------------------------------
                                             Chief Financial Officer