Form 10-Q
period 2001-06-30
RAINBOW TECHNOLOGIES INC
filed 2001-08-14
CIK 819706

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACTS OF 1934


For the Quarter ended JUNE 30, 2001              Commission file number: 0-16641


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

                                Yes [X]    No [ ]

The number of shares of common stock, $.001 par value, outstanding as of August 7, 2001, was 26,077,633.

                           RAINBOW TECHNOLOGIES, INC.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 2001
         (unaudited) and December 31, 2000...............................     4

         Condensed Consolidated Statements of Operations for the three
         and six months ended June 30, 2001 and 2000 (unaudited).........     5

         Condensed Consolidated Statements of Comprehensive Income
         (Loss) for the three and six months ended June 30, 2001
         and 2000 (unaudited)............................................     6

         Condensed Consolidated Statements of Cash Flows for the
         six months ended June 30, 2001 and 2000 (unaudited).............     7

         Notes to Condensed Consolidated Financial Statements (unaudited)     8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................    11

PART II - OTHER INFORMATION

Item 1 to 5 - Not applicable

Item 6.  Exhibits and reports on Form 8-K................................    14

SIGNATURES...............................................................    16

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

                           RAINBOW TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         JUNE 30, 2001       DECEMBER 31, 2000
                                                                         -------------       -----------------
                                                                          (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents .....................................        $  13,632,000         $  19,458,000
  Marketable securities available-for-sale ......................              979,000             1,582,000
  Marketable securities trading .................................              121,000             3,669,000
  Accounts receivable, net of allowance for doubtful accounts
    of $1,417,000 and $1,460,000 in 2001 and 2000, respectively .           27,950,000            40,710,000
  Inventories ...................................................           29,169,000            30,395,000
  Income tax receivable .........................................           11,308,000             7,444,000
  Deferred income taxes .........................................            5,927,000             5,862,000
  Unbilled costs and fees .......................................            3,402,000             1,039,000
  Prepaid expenses and other current assets .....................            2,897,000             3,325,000
                                                                         -------------         -------------
    Total current assets ........................................           95,385,000           113,484,000

Property, plant and equipment, at cost:
  Buildings .....................................................            6,364,000             7,005,000
  Furniture .....................................................            2,771,000             1,645,000
  Equipment .....................................................           19,612,000            18,467,000
  Leasehold improvements ........................................            2,850,000             1,837,000
                                                                         -------------         -------------
                                                                            31,597,000            28,954,000
  Less accumulated depreciation and amortization ................           15,086,000            13,266,000
                                                                         -------------         -------------
    Net property, plant and equipment ...........................           16,511,000            15,688,000
  Goodwill, net of accumulated amortization of $16,450,000 and
    $15,549,000 in 2001 and 2000, respectively ..................           20,493,000            21,524,000
  Software development costs, net of accumulated amortization
    of $6,356,000 and $4,411,000 in 2001 and 2000, respectively .           14,182,000            12,833,000
  Product licenses, net of accumulated amortization of $2,616,000
    and $2,267,000 in 2001 and 2000, respectively ...............            4,935,000             4,900,000
  Other assets ..................................................            4,144,000             2,780,000
                                                                         -------------         -------------
                                                                         $ 155,650,000         $ 171,209,000
                                                                         =============         =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..............................................        $   6,918,000         $   8,579,000
  Accrued payroll and related expenses ..........................            5,618,000             8,671,000
  Other accrued liabilities .....................................            5,461,000             6,713,000
  Long-term debt, due within one year ...........................              202,000               223,000
  Line of credit ................................................                   --             3,129,000
                                                                         -------------         -------------
    Total current liabilities ...................................           18,199,000            27,315,000
  Long-term debt, net of current portion ........................              521,000               726,000
  Deferred income taxes .........................................            2,471,000             2,718,000
  Other liabilities .............................................              432,000               702,000

  Commitments and contingencies

  Shareholders' equity:
  Common stock, $.001 par value, 55,000,000 shares authorized,
    26,058,493 and 25,980,252 shares issued and outstanding
    in 2001 and 2000, respectively ..............................               26,000                26,000
  Additional paid-in capital ....................................           56,287,000            55,689,000
  Accumulated other comprehensive loss ..........................           (2,344,000)             (851,000)
  Retained earnings .............................................           80,058,000            84,884,000
                                                                         -------------         -------------
    Total shareholders' equity ..................................          134,027,000           139,748,000
                                                                         -------------         -------------
                                                                         $ 155,650,000         $ 171,209,000
                                                                         =============         =============

                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                           ------------------------------    ------------------------------
                                                           JUNE 30, 2001    JUNE 30, 2000    JUNE 30, 2001    JUNE 30, 2000
                                                           -------------    -------------    -------------    -------------
Revenues:
  Digital Rights Management ...........................    $ 12,260,000     $ 14,143,000     $ 24,922,000     $ 29,240,000
  Secure Communications ...............................      17,137,000       11,653,000       35,785,000       23,185,000
  iVEA ................................................       4,146,000        7,949,000        8,731,000       12,928,000
  Spectria ............................................       3,802,000        5,149,000        8,107,000        9,984,000
                                                           ------------     ------------     ------------     ------------
    Total revenues ....................................      37,345,000       38,894,000       77,545,000       75,337,000

Operating expenses:
  Cost of Digital Rights Management Revenues ..........       5,700,000        4,603,000       11,187,000        9,230,000
  Cost of Secure Communications Revenues ..............      12,971,000        9,292,000       28,149,000       18,663,000
  Cost of iVEA Revenues ...............................       1,605,000        1,896,000        3,649,000        3,150,000
  Cost of Spectria Revenues ...........................       2,053,000        3,273,000        4,688,000        5,779,000
  Selling, general and administrative .................      13,041,000       10,380,000       26,062,000       21,138,000
  Research and development ............................       3,384,000        2,647,000        6,412,000        5,461,000
  Goodwill amortization ...............................         763,000          771,000        1,526,000        1,494,000
                                                           ------------     ------------     ------------     ------------
    Total operating expenses ..........................      39,517,000       32,862,000       81,673,000       64,915,000
                                                           ------------     ------------     ------------     ------------
Operating income (loss) ...............................      (2,172,000)       6,032,000       (4,128,000)      10,422,000

Unrealized gain (loss) on marketable trading securities        (959,000)       4,218,000       (3,548,000)       4,218,000
Asset impairment charge ...............................              --       (2,173,000)              --       (2,173,000)
Interest income .......................................         139,000          229,000          365,000          419,000
Interest expense ......................................         (50,000)         (33,000)         (81,000)         (70,000)
Other income (expense), net ...........................        (595,000)        (104,000)        (392,000)         409,000
                                                           ------------     ------------     ------------     ------------
Income (loss) before income taxes .....................      (3,637,000)       8,169,000       (7,784,000)      13,225,000
Benefit (provision) for income taxes ..................       1,382,000       (3,141,000)       2,958,000       (5,066,000)
                                                           ------------     ------------     ------------     ------------
Net income (loss) .....................................    $ (2,255,000)    $  5,028,000     $ (4,826,000)    $  8,159,000
                                                           ============     ============     ============     ============

Net income (loss) per share:
   Basic ..............................................    $      (0.09)    $       0.20     $      (0.19)    $       0.33
                                                           ============     ============     ============     ============
   Diluted ............................................    $      (0.09)    $       0.18     $      (0.19)    $       0.30
                                                           ============     ============     ============     ============

Shares used in computing net income (loss) per share:
   Basic ..............................................      26,055,000       24,860,000       26,038,000       24,468,000
                                                           ============     ============     ============     ============
   Diluted ............................................      26,055,000       27,852,000       26,038,000       27,582,000
                                                           ============     ============     ============     ============

                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (unaudited)

                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                           -----------------------------   -----------------------------
                                                           JUNE 30, 2001   JUNE 30, 2000   JUNE 30, 2001   JUNE 30, 2000
                                                           -------------   -------------   -------------   -------------
Net income (loss) ......................................    $(2,255,000)    $ 5,028,000     $(4,826,000)    $ 8,159,000

Other comprehensive income (loss):
  Foreign currency translation adjustment ..............       (535,000)        757,000      (2,237,000)        438,000
  Unrealized gain (loss) on securities .................       (121,000)        251,000        (171,000)        (44,000)
                                                            -----------     -----------     -----------     -----------
  Other comprehensive income (loss), before income taxes       (656,000)      1,008,000      (2,408,000)        394,000
  Benefit (provision) for income taxes related to other
    comprehensive income (loss) ........................        249,000        (384,000)        915,000        (151,000)
                                                            -----------     -----------     -----------     -----------
  Other comprehensive income (loss), net of taxes ......       (407,000)        624,000      (1,493,000)        243,000
                                                            -----------     -----------     -----------     -----------
Comprehensive income (loss) ............................    $(2,662,000)    $ 5,652,000     $(6,319,000)    $ 8,402,000
                                                            ===========     ===========     ===========     ===========


                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                  SIX MONTHS ENDED
                                                                           ------------------------------
                                                                           JUNE 30, 2001    JUNE 30, 2000
                                                                           -------------    -------------
Cash flows from operating activities:
  Net income (loss) ...................................................    $ (4,826,000)    $  8,159,000
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
  Amortization ........................................................       4,181,000        2,535,000
  Depreciation ........................................................       1,909,000        1,720,000
  Change in deferred income taxes .....................................        (182,000)      (9,424,000)
  Gain on sale of property, plant and equipment .......................          (7,000)              --
  Minority interest in subsidiary's earnings ..........................          22,000               --
  Unrealized (gain) loss on marketable trading securities .............       3,548,000       (4,218,000)
  Asset impairment charge .............................................              --        2,173,000
  Tax benefit of exercise of common stock options .....................         137,000        5,619,000
  Provision (reversal) of allowance for doubtful accounts .............         (19,000)         105,000
  Changes in operating assets and liabilities:
    Accounts receivable ...............................................      11,532,000       (2,722,000)
    Inventories .......................................................         725,000       (7,951,000)
    Unbilled costs and fees ...........................................      (2,363,000)         308,000
    Prepaid expenses and other current assets .........................         413,000       (1,674,000)
    Note receivable ...................................................              --       (1,090,000)
    Accounts payable ..................................................      (1,574,000)      (1,305,000)
    Accrued liabilities ...............................................      (3,640,000)        (481,000)
    Billings in excess of costs and fees ..............................        (350,000)              --
    Income taxes ......................................................      (3,673,000)       6,258,000
    Other .............................................................         (26,000)        (863,000)
                                                                           ------------     ------------
      Net cash provided by (used in) operating activities .............       5,807,000       (2,851,000)

Cash flows from investing activities:
  Purchases of property, plant and equipment ..........................      (3,253,000)      (2,107,000)
  Net cash paid for acquisition of Systematic Systems
    Integration, Inc...................................................              --       (1,765,000)
  Investment in Datasafe Technologies, China ..........................        (231,000)              --
  Investment in Rainbow Technologies K.K., Japan ......................      (1,357,000)              --
  Additional investment in Rainbow Goldensoft, China ..................      (1,031,000)              --
  Other non-current assets ............................................         332,000       (1,327,000)
  Capitalized software development costs ..............................      (4,001,000)      (2,065,000)
                                                                           ------------     ------------
      Net cash used in investing activities ...........................      (9,541,000)      (7,264,000)

Cash flows from financing activities:
  Exercise of common stock options ....................................         461,000        6,369,000
  Payments on line of credit ..........................................      (3,129,000)      (4,000,000)
  Repayments of long-term debt ........................................        (155,000)        (118,000)
                                                                           ------------     ------------
      Net cash provided by (used in) financing activities .............      (2,823,000)       2,251,000

Effect of exchange rate changes on cash ...............................         731,000          735,000
                                                                           ------------     ------------
Net decrease in cash and cash equivalents .............................      (5,826,000)      (7,129,000)
Cash and cash equivalents at beginning of period ......................      19,458,000       26,709,000
                                                                           ------------     ------------
Cash and cash equivalents at end of period ............................    $ 13,632,000     $ 19,580,000
                                                                           ============     ============

                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates. Significant estimates made in preparing these financial statements include the allowance for doubtful accounts, the reserve for inventory obsolescence, accrued warranty costs, total estimated contract costs associated with billed and unbilled contract revenue and the fair value of marketable securities.

At June 30, 2000, the Company performed a review for impairment of the long-lived assets related to Quantum Manufacturing Technologies (QMT). Based on its evaluation, the Company determined that all of the long-lived assets related to QMT were fully impaired and as a result recorded an impairment charge of $2,173,000.

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

During the second and third quarter of fiscal year 2000, the Company acquired securities and classified them as trading securities, as defined by SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The difference between the estimated fair value and the cost of the securities acquired resulted in a loss of $3,548,000 and a gain of $4,218,000 which were recognized in earnings for the six months ended June 30, 2001 and 2000, respectively.

In the opinion of the Company's management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2001 and results of operations for the three and six months ended June 30, 2001 and 2000. The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's December 31, 2000 Annual Report on Form 10-K. Results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results to be expected for the full year.

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

Inventories, other than inventoried costs relating to long-term contracts, are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:

INVENTORIES
(DOLLARS IN THOUSANDS)

                                                                     JUNE 30, 2001   DECEMBER 31, 2000
                                                                     -------------   -----------------
     Finished goods.............................................         $7,986            $10,699
     Raw materials..............................................         14,014             11,659
     Work in process............................................          3,462              2,538
     Inventoried costs relating to long-term contracts, net of
        amounts attributed to revenues recognized to date.......          3,707              5,499
                                                                        -------            -------
                                                                        $29,169            $30,395
                                                                        =======            =======

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

6. Software development costs

Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Amortization of capitalized software development costs commences when the products are available for general release to customers and are determined using the straight-line method over the expected useful lives of the respective products. These amounts are written-off if it is determined that the projects cannot be brought to market.

7. Industry segments

The Company operates in four industry segments. The first segment includes the development and sale of devices, which protect data and software from unauthorized use and products that provide access control to computer networks, Internet Websites and virtual private networks (Digital Rights Management segment). The second segment is the development and sale of information security products to provide privacy and security for voice communication and data transmission (Secure Communications segment). The third segment includes the development and sale of products which accelerate performance of security servers and network equipment (iVEA segment). The fourth segment provides services that enable companies to integrate diverse software and hardware platforms (Spectria segment). The identifiable assets, after applicable eliminations, for each segment as of June 30, 2001 were $84,782,000, $26,329,000, $23,045,000, and $21,494,000, respectively, compared with
$81,167,000, $32,909,000, $32,547,000 and $24,586,000 as of December 31, 2000.

Intercompany revenues for the three and six months ended June 30, 2001 were $91,000 and $266,000, respectively, and $535,000 and $1,150,000, respectively, for the corresponding periods in the prior year. Intercompany revenues are generated by the Secure Communications Segment.

8. Stock split

On September 19, 2000 the Company announced that its Board of Directors approved a 2-for-1 split of its common stock. The effective date was October 9, 2000 and the payout date was October 23, 2000. All common stock information presented as of and for the six months ended June 30, 2001 has been adjusted to reflect the impact of the stock split.

9. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for a business combination and requires all business combinations to be accounted for using the purchase method. SFAS No. 141 is effective for any business combinations initiated after June 30, 2001. SFAS No. 142, effective for the Company January 1, 2002, addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Goodwill and other intangible assets with indefinite lives will no longer be amortized but instead subject to impairment tests at least annually. Based upon the Company's current goodwill level, amortization expense will decrease by approximately $3 million annually beginning January 1, 2002.

10. Restructuring Charge

In the third quarter 2001, the Company is restructuring and consolidating its Digital Rights Management and iVEA operations, resulting in a net staff reduction of more than 20 percent in North America. For Q3-2001, the Company anticipates taking charges of $18 to $20 million related to the Company's restructuring and consolidation of operations. In addition, the Company has instituted expense control measures to improve profitability.

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

RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS)

                                               THREE MONTHS ENDED
                                                    JUNE 30,
                                             ---------------------
                                               2001         2000
                                             --------     --------
        Revenues
          Digital Rights Management          $ 12,260     $ 14,143
          Secure Communications                17,137       11,653
          IVEA                                  4,146        7,949
          Spectria                              3,802        5,149
                                             --------     --------
            Total revenues                   $ 37,345     $ 38,894
                                             ========     ========

        Operating Income (Loss)
          Digital Rights Management          $ (2,281)    $  3,248
          Secure Communications                 3,333        2,124
          iVEA                                 (2,822)       1,471
          Spectria                               (402)        (811)
                                             --------     --------
            Total operating income (loss)    $ (2,172)    $  6,032
                                             ========     ========

                                               SIX MONTHS ENDED
                                                   JUNE 30,
                                             ---------------------
                                               2001         2000
                                             --------     --------
        Revenues
          Digital Rights Management          $ 24,922     $ 29,240
          Secure Communications                35,785       23,185
          iVEA                                  8,731       12,928
          Spectria                              8,107        9,984
                                             --------     --------
            Total revenues                   $ 77,545     $ 75,337
                                             ========     ========

        Operating Income (Loss)
          Digital Rights Management          $ (4,951)    $  6,513
          Secure Communications                 6,526        4,185
          iVEA                                 (4,842)       1,201
          Spectria                               (861)      (1,477)
                                             --------     --------
            Total operating income (loss)    $ (4,128)    $ 10,422
                                             ========     ========

REVENUES

On a consolidated basis, revenues for the three and six months ended June 30, 2001, decreased by 4% to $37,345,000 and increased by 3% to $77,545,000, respectively, when compared to the same periods in the prior year. These fluctuations are due to lower revenues in the DRM, iVEA and Spectria segments, partially offset by higher revenues in the Secure Communications segment. Revenues from international markets for the three and six months ended June 30, 2001 decreased 12% to $6,563,000 and 5% to $14,090,000, respectively, from the same periods in the prior year. Domestic sales for the three months ended June 30, 2001 decreased 2% to $30,782,000 and increased 5% to $63,456,000 for the six months ended June 30,2001, from the prior year. These fluctuations are due to the aforementioned decreases in revenues in the DRM, iVEA and Spectria segments, partially offset by the increase in the Secure Communications segment.

Revenues from DRM for the three and six months ended June 30, 2001 decreased by 13% to $12,260,000 and 15% to $24,922,000, respectively, when compared to the same periods in 2000. The decrease in revenues was primarily due to decreased demand in North America and Europe for business software applications. For the three and six months ended June 30, 2001, DRM international revenues were 50% and 52%, respectively, of total DRM revenues as compared to 48% for the same periods in the prior year.

Secure Communications revenues for the three and six months ended June 30, 2001 increased 47% to $17,137,000 and 54% to $35,785,000, respectively, when compared to the same periods in 2000. The revenue growth was primarily due to higher demand for network security products.

iVEA revenues for the three and six months ended June 30, 2001 decreased 48% to $4,146,000 and 33% to $8,731,000, respectively, when compared to the same periods in 2000. The decrease in revenues was primarily due to less demand for performance enhancement products in the server and network appliance markets. For the three and six months ended June 30, 2001, iVEA international revenues were 10% and 12%, respectively, of total iVEA revenues as compared to 8% and 7%, respectively, for the same periods in the prior year.

Spectria revenues for the three and six months ended June 30, 2001 decreased 26% to $3,802,000 and 19% to $8,107,000, respectively, when compared to the same periods in 2000, due to a general decline in demand for Information Technology services.

GROSS PROFIT

Gross profit from DRM for the three months ended June 30, 2001 decreased to 54% of revenues compared to 68% of revenues for the corresponding period in 2000. Gross profit for the six months ended June 30, 2001 decreased to 55% of revenues compared to 68% of revenues for the corresponding period in 2000. The decrease was primarily due to increases in certain component costs and increased overhead in the Company's manufacturing operations.

Gross profit from Secure Communications for the three months ended June 30, 2001 increased to 24% of revenues compared to 20% of revenues for the corresponding period in 2000. Gross profit for the six months ended June 30, 2001 increased to 21% of revenues compared to 20% of revenues for the corresponding period in 2000. The increase was due to the change in mix to more profitable product contracts from less profitable research and development contracts.

Gross profit from iVEA for the three months ended June 30, 2001 decreased to 61% of revenues compared to 76% of revenues for the corresponding period in 2000. Gross profit for the six months ended June 30, 2001 decreased to 58% of revenues compared to 76% of revenues for the corresponding period in 2000. The decrease was due to higher sales to several large customers at lower prices.

Gross profit from Spectria for the three months ended June 30, 2001 increased to 46% of revenues compared to 36% of revenues for the corresponding period in 2000. The increase in gross profit was primarily due to improvements in productivity including a reduction in staff. Gross profit for the six months ended June 30, 2001 was 42% of revenues which were consistent with the same period in 2000.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist primarily of personnel-related expenses, sales commission, promotional activities, and professional fees. Selling, general and administrative expenses for the three months ended June 30, 2001 were $13,041,000 or 35% of revenues as compared to $10,380,000 or 27% of revenues for the corresponding period in 2000. Selling, general and administrative expenses for the six months ended June 30, 2001 were $26,062,000 or 34% of revenues as compared to $21,138,000 or 28% of revenues for the corresponding period in 2000. These increases reflected higher personnel related expenses resulting from the hiring of sales, marketing, management and administrative personnel, and higher legal and other professional fees.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of salaries and other personnel-related expenses, costs related to engineering development tools, and subcontracting costs. Research and development expenses for the three months ended June 30, 2001 were $3,384,000 or 9% of revenues, as compared to research and development expense of $2,647,000 or 7% of revenues for the corresponding period in 2000. Research and development expenses for the six months ended June 30, 2001 were $6,412,000 or 8% of revenues, as compared to research and development expense of $5,461,000 or 7% of revenues for the corresponding period in 2000. The dollar increases in research and development expenses were primarily due to increased staffing for the development of new products.

MARKETABLE TRADING SECURITIES

During the second and third quarter of fiscal year 2000, the Company acquired securities and classified them as trading securities, as defined by SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The difference between the estimated fair value and the cost of the securities acquired resulted in an unrealized loss of $3,548,000 and a gain of $4,218,000, which were recognized in earnings for the six months ended June 30, 2001 and 2000, respectively.

PROVISION FOR INCOME TAXES

The effective tax rate was 38% for the three and six months ended June 30, 2001 and 2000.

ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2001 decreased by approximately $12,760,000 to $27,950,000 as compared with $40,710,000 at December 31, 2000. This decrease was due to increased collection activities.

INVENTORIES

Finished goods decreased approximately $2,713,000 to $7,986,000 at June 30, 2001 as compared with $10,699,000 at December 31, 2000. The decrease was primarily due to the Company's reduced production activities because of adequate inventory levels.

Raw materials increased approximately $2,355,000 to $14,014,000 at June 30, 2001 as compared with $11,659,000 at December 31, 2000. The increase was due primarily to the abrupt decline in demand for the Company's internet infrastructure products.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of operating funds have been from operations. Net cash provided by operations for the six months ended June 30, 2001 was $5,807,000 while net cash used in operations for the six months ended June 30, 2000 was $2,851,000. Operating activities in 2001 included decreases in inventory of $725,000, in accounts receivable of $11,532,000, in accounts payable of $1,574,000 and in accrued liabilities of $3,640,000.

Net cash used in investing activities for the six months ended June 30, 2001 and 2000 were $9,541,000 and $7,264,000, respectively. Investing activities in 2001 included $3,253,000 in capital expenditures, $4,001,000 in development of new products and $2,619,000 of new and additional investments in China and Japan. Investing activities in 2000 included $1,765,000 for the acquisition of Systematic.

Net cash used in financing activities for the six months ended June 30, 2001 was $2,823,000 while net cash provided by financing activities for the six months ended June 30, 2000 was $2,251,000. Financing activities included in 2001 and 2000 were payments to the line of credit of $3,129,000 and $4,000,000, respectively, and approximately $461,000 and $6,369,000 received from common stock options exercised.

The Company intends to use its capital resources to expand its product lines and for possible acquisitions of additional products and technologies. The Company has no significant capital commitments or requirements at this time.

At June 30, 2001, the Company's subsidiaries in France, The United Kingdom, Germany and The Netherlands carried approximately $7,336,000, $629,000, $663,000 and $1,425,000, respectively, in interest earning deposits which may result in foreign exchange gains or losses due to the fact that the functional currency in those subsidiaries is not the U.S. dollar.

The Company believes that its current working capital of $77,186,000 and anticipated working capital to be generated by future operations will be sufficient to support the Company's working capital requirements for at least the next twelve months.

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


Dated: August 14, 2001                  RAINBOW TECHNOLOGIES, INC.


                                        By: /s/ Patrick Fevery
                                            ----------------------------
                                                Chief Financial Officer