Form 10-Q
period 2001-09-30
RAINBOW TECHNOLOGIES INC
filed 2001-11-14
CIK 819706

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACTS OF 1934

For the Quarter ended SEPTEMBER 30, 2001	Commission file number: 0-16641

RAINBOW TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	95-3745398
(State of incorporation)	(I.R.S. Employer Identification No.)

50 TECHNOLOGY DRIVE, IRVINE, CALIFORNIA	92618
(Address of principal executive offices)	(Zip Code)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [   ]

The number of shares of common stock, $.001 par value, outstanding as of November 7, 2001, was 26,077,633.

RAINBOW TECHNOLOGIES, INC.

INTRODUCTORY NOTE

     The Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include (i) the existence and development of the Company’s technical and manufacturing capabilities, (ii) anticipated competition, (iii) potential future growth in revenues and income, (iv) potential future decreases in costs, and (v) the need for, and availability of additional financing.

     The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on the assumption that the Company will not lose a significant customer or customers or experience increased fluctuations of demand or rescheduling of purchase orders, that the Company’s markets will continue to grow, that the Company’s products will remain accepted within their respective markets and will not be replaced by new technology, that competitive conditions within the Company’s markets will not change materially or adversely, that the Company will retain key technical and management personnel, that the Company’s forecasts will accurately anticipate market demand, that there will be no material adverse change in the Company’s operations or business and that the Company will not experience significant supply shortages with respect to purchased components, sub-systems or raw materials. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

RAINBOW TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2001	December 31, 2000

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,988,000	$19,458,000
Marketable securities available-for-sale	933,000	1,582,000
Marketable securities trading	107,000	3,669,000
Accounts receivable, net of allowance for doubtful accounts of $2,885,000 and $1,460,000 in 2001 and 2000, respectively	20,196,000	40,710,000
Inventories	21,017,000	30,395,000
Income tax receivable	5,627,000	7,444,000
Deferred income taxes	15,939,000	5,862,000
Unbilled costs and fees	2,077,000	1,039,000
Prepaid expenses and other current assets	3,440,000	3,325,000

Total current assets	94,324,000	113,484,000
Property, plant and equipment, at cost:
Buildings	6,794,000	7,005,000
Furniture	2,790,000	1,645,000
Equipment	19,854,000	18,467,000
Leasehold improvements	2,867,000	1,837,000

	32,305,000	28,954,000
Less accumulated depreciation and amortization	16,400,000	13,266,000

Net property, plant and equipment	15,905,000	15,688,000
Goodwill, net of accumulated amortization of $21,926,000 and $15,549,000 in 2001 and 2000, respectively	15,959,000	21,524,000
Software development costs, net of accumulated amortization of $9,895,000 and $4,411,000 in 2001 and 2000, respectively	11,112,000	12,833,000
Product licenses, net of accumulated amortization of $2,786,000 and $2,267,000 in 2001 and 2000, respectively	4,788,000	4,900,000
Other assets	3,132,000	2,780,000

	$145,220,000	$171,209,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,056,000	$8,579,000
Accrued payroll and related expenses	5,750,000	8,671,000
Other accrued liabilities	9,977,000	6,713,000
Long-term debt, due within one year	216,000	223,000
Line of credit	—	3,129,000

Total current liabilities	22,999,000	27,315,000
Long-term debt, net of current portion	540,000	726,000
Deferred income taxes	2,551,000	2,718,000
Other liabilities	2,845,000	702,000
Commitments and contingencies
Shareholders’ equity:
Common stock, $.001 par value, 55,000,000 shares authorized, 26,062,093 and 25,980,252 shares issued and outstanding in 2001 and 2000, respectively	26,000	26,000
Additional paid-in capital	56,305,000	55,689,000
Accumulated other comprehensive income (loss)	241,000	(851,000)
Retained earnings	59,713,000	84,884,000

Total shareholders’ equity	116,285,000	139,748,000

	$145,220,000	$171,209,000

See accompanying notes.

RAINBOW TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended

	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

Revenues:
eSecurity	$10,305,000	$24,341,000	$43,958,000	$66,509,000
Secure Communications	14,855,000	14,396,000	50,640,000	37,581,000
Spectria	2,896,000	5,033,000	11,003,000	15,017,000

Total revenues	28,056,000	43,770,000	105,601,000	119,107,000
Operating expenses:
Cost of eSecurity Revenues	16,092,000	6,978,000	30,928,000	19,354,000
Cost of Secure Communications Revenues	11,892,000	10,912,000	40,041,000	29,575,000
Cost of Spectria Revenues	1,981,000	3,232,000	6,669,000	9,011,000
Selling, general and administrative	11,181,000	11,484,000	37,243,000	32,622,000
Research and development	2,664,000	3,141,000	9,076,000	8,602,000
Goodwill amortization	726,000	822,000	2,252,000	2,316,000
Restructuring costs	6,402,000	—	6,402,000	—
Goodwill impairment	4,030,000	—	4,030,000	—

Total operating expenses	54,968,000	36,569,000	136,641,000	101,480,000

Operating income (loss)	(26,912,000)	7,201,000	(31,040,000)	17,627,000
Unrealized gain (loss) on marketable trading securities	(14,000)	67,000	(3,562,000)	4,285,000
Asset impairment charge	—	—	—	(2,173,000)
Write-off of long-term investment	(1,206,000)	—	(1,206,000)	—
Foreign currency gain (loss)	(2,092,000)	129,000	(2,373,000)	394,000
Interest income	88,000	283,000	453,000	702,000
Interest expense	(32,000)	(31,000)	(113,000)	(101,000)
Other expense	(179,000)	(151,000)	(290,000)	(11,000)

Income (loss) before income taxes	(30,347,000)	7,498,000	(38,131,000)	20,723,000
Benefit (provision) for income taxes	10,002,000	(2,852,000)	12,960,000	(7,918,000)

Net income (loss)	$(20,345,000)	$4,646,000	$(25,171,000)	$12,805,000

Net income (loss) per share:
Basic	$(0.78)	$0.18	$(0.97)	$0.52

Diluted	$(0.78)	$0.17	$(0.97)	$0.46

Shares used in computing net income (loss) per share:
Basic	26,062,000	25,214,000	26,046,000	24,716,000

Diluted	26,062,000	28,148,000	26,046,000	27,770,000

See accompanying notes.

RAINBOW TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Nine Months Ended

	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

Net income (loss)	$(20,345,000)	$4,646,000	$(25,171,000)	$12,805,000
Other comprehensive income (loss):
Foreign currency translation adjustment	4,196,000	(1,793,000)	1,959,000	(1,067,000)
Unrealized loss on securities	(28,000)	(44,000)	(199,000)	(382,000)

Other comprehensive income (loss), before income taxes	4,168,000	(1,837,000)	1,760,000	(1,449,000)
Benefit (provision) for income taxes related to other comprehensive income (loss)	(1,583,000)	699,000	(668,000)	554,000

Other comprehensive income (loss), net of taxes	2,585,000	(1,138,000)	1,092,000	(895,000)

Comprehensive income (loss)	$(17,760,000)	$3,508,000	$(24,079,000)	$11,910,000

See accompanying notes.

RAINBOW TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended

	September 30, 2001	September 30, 2000

Cash flows from operating activities:
Net income (loss)	$(25,171,000)	$12,805,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization	6,241,000	4,014,000
Depreciation	2,980,000	2,505,000
Change in deferred income taxes	(10,205,000)	(8,534,000)
Gain on sale of property, plant and equipment	(13,000)	—
Minority interest in subsidiary’s earnings	196,000	—
Unrealized (gain) loss on marketable trading securities	3,562,000	(4,285,000)
Provision for restructured operations	6,402,000	—
Reserve for excess and obsolete inventory	7,414,000	—
Warranty reserve	2,440,000	—
Goodwill impairment	4,030,000	—
Asset impairment	—	2,173,000
Write-off of long-term investment	1,206,000	—
Write-off of capitalized and developed software	2,392,000	—
Foreign currency loss on repayment of loan to foreign subsidiary	1,252,000	—
Tax benefit of exercise of common stock options	138,000	6,588,000
Provision for doubtful accounts	1,334,000	250,000
Changes in operating assets and liabilities:
Accounts receivable	18,086,000	(12,962,000)
Inventories	1,651,000	(12,206,000)
Unbilled costs and fees	(1,038,000)	(222,000)
Prepaid expenses and other current assets	(115,000)	(164,000)
Note receivable	—	(940,000)
Accounts payable	(1,325,000)	3,024,000
Accrued liabilities	(5,203,000)	(570,000)
Billings in excess of costs and fees	(935,000)	(318,000)
Income taxes	2,039,000	6,976,000
Other	(33,000)	(532,000)

Net cash provided by (used in) operating activities	17,325,000	(2,398,000)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,385,000)	(3,328,000)
Net cash paid for acquisition of Systematic Systems Integration, Inc.	—	(1,765,000)
Investment in Datasafe Technologies, China	(231,000)	—
Investment in Rainbow Technologies K.K., Japan	(1,357,000)	—
Additional investment in Rainbow Goldensoft, China	(809,000)	—
Other non-current assets	(161,000)	(2,159,000)
Capitalized software development costs	(4,020,000)	(5,020,000)

Net cash used in investing activities	(9,963,000)	(12,272,000)
Cash flows from financing activities:
Exercise of common stock options	478,000	8,672,000
Payments on line of credit	(3,129,000)	(2,000,000)
Repayments of long-term debt	(126,000)	(165,000)

Net cash provided by (used in) financing activities	(2,777,000)	6,507,000
Effect of exchange rate changes on cash	945,000	(17,000)

Net increase (decrease) in cash and cash equivalents	5,530,000	(8,180,000)
Cash and cash equivalents at beginning of period	19,458,000	26,709,000

Cash and cash equivalents at end of period	$24,988,000	$18,529,000

See accompanying notes.

RAINBOW TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
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

In the third quarter 2001, the Company created Rainbow eSecurity, a new division focusing on the commercial security industry which combines all of the desktop, software security, and Internet and network infrastructure security solutions into a single business unit. Rainbow eSecurity was created through the consolidation of the Company’s Digital Rights Management (DRM) and iVEA operations.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates.

Management determines the appropriate classification of its investments in marketable securities at the time of purchase. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and carried at fair value with the unrealized holding gains and losses included in earnings. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of Accumulated Other Comprehensive Income (Loss) within Shareholders’ Equity.

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 2001 and results of operations for the three and nine months ended September 30, 2001 and 2000. The condensed consolidated financial statements do not include certain footnotes and financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company’s December 31, 2000 Annual Report on Form 10-K. Results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results to be expected for the full year.

The Company has subsidiaries in the United Kingdom, Germany, France, the Netherlands, India, Australia, China and Taiwan. The Company utilizes the currencies of the countries where its foreign subsidiaries operate as the functional currency. Balance sheet accounts denominated in foreign currency are translated at exchange rates as of the date of the balance sheet and income statement accounts are translated at average exchange rates for the period. Translation gains and losses are accumulated as a separate component of Accumulated Other Comprehensive Income (Loss) within Shareholders’ Equity. The Company has adopted local currencies as the functional currencies for its subsidiaries because their principal economic activities are most closely tied to the respective local currencies.

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

4. Marketable trading securities

During the second and third quarter of fiscal year 2000, the Company acquired securities and classified them as trading securities, as defined by SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The difference between the estimated fair value and the cost of the securities acquired resulted in a loss of $3,562,000 and a gain of $4,285,000 for the nine months ended September 30, 2001 and 2000, respectively.

5. Inventories

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

Inventories, other than inventoried costs relating to long-term contracts, are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following (in thousands):

	September 30, 2001	December 31, 2000

Raw materials	$12,985	$11,659
Work in process	4,046	2,538
Finished goods	737	10,699
Inventoried costs relating to long-term contracts, net of amounts attributed to revenues recognized to date	3,249	5,499

	$21,017	$30,395

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

In the third quarter of 2001, the Company determined that the carrying value of one of Spectria's long-term investments become fully impaired. This resulted from a downturn in the current economic conditions. Accordingly, the Company recorded a pre-tax charge of $1,206,000 to write-off the investment.

At June 30, 2000, the Company performed a review for impairment of the long-lived assets related to Quantum Manufacturing Technology (QMT). Based on its evaluation, the Company determined that all of the long-lived assets related to QMT were fully impaired and as a result recorded an impairment charge of $2,173,000.

7. Software development costs

Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Amortization of capitalized software development costs commences when the products are available for general release to customers and are determined using the straight-line method over the expected useful lives of the respective products. These amounts are written-off if it is determined that the projects cannot be brought to market.

8. Industry segments

The Company operates in three industry segments. The first segment includes the development and sale of devices, which protect data and software from unauthorized use, products that provide access control to computer networks, Internet Websites and virtual private networks and products which accelerate performance of security servers and network equipment (eSecurity segment). The second segment is the development and sale of information security products to provide privacy and security for voice communication and data transmission (Secure Communications segment). The third segment provides services that enable companies to integrate diverse software and hardware platforms (Spectria segment). The identifiable assets, after applicable eliminations, for each segment as of September 30, 2001 were $105,387,000, $23,637,000, and $16,196,000, respectively, compared with $113,714,000, $32,909,000 and $24,586,000 as of December 31, 2000.

Intercompany revenues for the three and nine months ended September 30, 2001 were $14,000 and $280,000, respectively, and $560,000 and $1,710,000, respectively, for the corresponding periods in the prior year. Intercompany revenues are generated by the Secure Communications Segment.

9. Stock split

On September 19, 2000 the Company announced that its Board of Directors approved a 2-for-1 split of its common stock. The effective date was October 9, 2000 and the payout date was October 23, 2000. All common stock information presented as of and for the nine months ended September 30, 2001 has been adjusted to reflect the stock split.

10. Recent accounting pronouncements

In September 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and No. 142 “Goodwill and other Intangible Assets”. SFAS No. 141 addresses financial accounting and reporting for a business combination and requires all business combinations to be accounted for using the purchase method. SFAS No. 141 is effective for any business combinations initiated after June 30, 2001. SFAS No. 142, effective for the Company January 1, 2002, addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Goodwill and other intangible assets with indefinite lives will no longer be amortized but instead be subject to impairment tests at least annually. Based upon the Company’s current goodwill level, amortization expense will decrease by approximately $2 million annually beginning January 1, 2002.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144, effective for the Company January 1, 2002, supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 144 on its financial position and results of operations.

11. Restructuring and other charges

In the third quarter 2001, the Company restructured and consolidated its DRM and iVEA operations (eSecurity segment), resulting in a net staff reduction of 97 employees and recorded restructuring and other charges of $26,090,000.

The following table summarizes the Company's restructuring costs and activities in the restructuring reserves (in thousands):

	FACILITIES
	AND
	EQUIPMENT	SEVERANCE	Total

Charged to costs and expenses	$5,271	$1,131	$6,402
Cash payments	(304)	(764)	(1,068)

Restructuring balance, September 30, 2001	$4,967	$367	$5,334

The current portion of the restructuring reserve of $2,955,000 relating to office space reduction and severance is recorded in other accrued liabilities while the long-term portion of the reserve of $2,379,000 is recorded in other liabilities. Exit activities are anticipated to continue through 2002 with lease obligations currently expiring in 2004.

The following table summarizes the other charges recorded in the third quarter of 2001 (in thousands):

		SELLING
	COST OF	GENERAL AND	GOODWILL	OTHER
	REVENUES	ADMINISTRATIVE	IMPAIRMENT	EXPENSE	Total

Reserve for excess and obsolete inventory	$7,414				$7,414
Write-off of capitalized software	2,392				2,392
Warranty reserve	1,782				1,782
Provision for bad debts		1,612			1,612
Goodwill impairment			4,030		4,030
Write-off of long-term investment				1,206	1,206
Foreign currency transaction loss				1,252	1,252

Total third quarter 2001 other charges	$11,588	$1,612	$4,030	$2,458	$19,688

RAINBOW TECHNOLOGIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors, which have affected the consolidated results of operations, and the consolidated financial position of the Company during the periods included in the accompanying condensed consolidated financial statements. This discussion should be read in conjunction with the related condensed consolidated financial statements and associated notes.

RESULTS OF OPERATIONS
(in thousands)

	Three Months Ended September 30,

	2001	2000

Revenues
eSecurity	$10,305	$24,341
Secure Communications	14,855	14,396
Spectria	2,896	5,033

Total revenues	$28,056	$43,770

Operating Income (Loss)
eSecurity	$(25,659)	$4,696
Secure Communications	2,770	3,275
Spectria	(4,023)	(770)

Total operating income (loss)	$(26,912)	$7,201

	Nine Months Ended September 30,

	2001	2000

Revenues
eSecurity	$43,958	$66,509
Secure Communications	50,640	37,581
Spectria	11,003	15,017

Total revenues	$105,601	$119,107

Operating Income (Loss)
eSecurity	$(35,452)	$12,414
Secure Communications	9,296	7,460
Spectria	(4,884)	(2,247)

Total operating income (loss)	$(31,040)	$17,627

REVENUES

On a consolidated basis, revenues for the three and nine months ended September 30, 2001, decreased by 36% to $28,056,000 and 11% to $105,601,000, respectively, when compared to the same periods in the prior year. These decreases were due to lower revenues in the eSecurity and Spectria segments, partially offset by higher revenues in the Secure Communications segment.

Revenues from eSecurity for the three and nine months ended September 30, 2001 decreased by 58% to $10,305,000 and 34% to $43,958,000, respectively, when compared to the same periods in 2000. This was primarily due to continued softness in the OEM market for Cryptoswift SSL acceleration devices and a decreased demand for high-end business application software, PC hardware and PC software.

Secure Communications revenues for the three and nine months ended September 30, 2001 increased 3% to $14,855,000 and 35% to $50,640,000, respectively, when compared to the same periods in 2000. The increase in revenues was primarily due to continued growth in demand for network security products.

Spectria revenues for the three and nine months ended September 30, 2001 decreased 42% to $2,896,000 and 27% to $11,003,000, respectively, when compared to the same periods in 2000. The decrease was due to the continued decline in demand for Information Technology services because of economic weakness.

GROSS PROFIT

Gross profit from eSecurity for the three months ended September 30, 2001 decreased to (56)% of revenues compared to 71% of revenues for the corresponding period in 2000. Gross profit for the nine months ended September 30, 2001 decreased to 30% of revenues compared to 71% of revenues for the corresponding period in 2000. These decreases were primarily due to increases in cost of revenues which included other charges of $7,414,000 in inventory reserves, $1,782,000 in warranty reserves and $2,392,000 of write-off of capitalized and developed software. Excluding these charges, the decrease in gross profit as a percentage of revenues was due to fixed overhead costs allocated over a lower revenue base and increases in certain component costs.

Gross profit from Secure Communications for the three months ended September 30, 2001 decreased to 20% of revenues as compared to 24% of revenues for the corresponding period in 2000. The decrease was due to a 9% increase in cost of revenues relating to cost overruns on certain projects. Gross profit for the nine months ended September 30, 2001 was 21% of revenues which was consistent with the same period in 2000.

Gross profit from Spectria for the three months ended September 30, 2001 decreased to 32% of revenues as compared to 36% of revenues for the corresponding period in 2000. The decrease in gross profit as a percentage of revenues was due to fixed overhead costs allocated over a lower revenue base. Gross profit for the nine months ended September 30, 2001 decreased to 39% of revenues compared to 40% of revenues for the corresponding period in 2000. The decrease in gross profit was primarily due to a decrease in high margin projects.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist primarily of personnel-related expenses, sales commission, promotional activities, and professional fees. Selling, general and administrative expenses for the three months ended September 30, 2001 were $11,181,000 or 40% of revenues as compared to $11,484,000 or 26% of revenues for the corresponding period in 2000. The decrease was primarily due to lower marketing expenses partially offset by other charges relating to provision for bad debts of $1,612,000. Selling, general and administrative expenses for the nine months ended September 30, 2001 were $37,243,000 or 35% of revenues as compared to $32,622,000 or 27% of revenues for the corresponding period in 2000. The increase was due to higher personnel related expenses resulting from the hiring of sales, marketing and management and administrative personnel at the beginning of 2001, and higher legal and other professional fees.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of salaries and other personnel-related expenses, costs related to engineering development tools, and subcontracting costs. Research and development expenses for the three months ended September 30, 2001 were $2,664,000 or 10% of revenues, as compared to research and development expense of $3,141,000 or 7% of revenues for the corresponding period in 2000. The decrease was primarily a result of a reduction in staff. Research and development expenses for the nine months ended September 30, 2001 were $9,076,000 or 9% of revenues, as compared to research and development expense of $8,602,000 or 7% of revenues for the corresponding period in 2000. The increase was due to increased staffing at the beginning of 2001 for the development of new products.

MARKETABLE TRADING SECURITIES

During the second and third quarter of fiscal year 2000, the Company acquired securities and classified them as trading securities, as defined by SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The difference between the estimated fair value and the cost of the securities acquired resulted in an unrealized loss of $3,562,000 and a gain of $4,285,000, which were recognized during the nine months ended September 30, 2001 and 2000, respectively.

PROVISION FOR INCOME TAXES

The effective tax rates for the three and nine months ended September 30, 2001, were 33% and 34%, respectively, as compared to 38% for the corresponding periods in 2000. The decrease was due to certain other charges recorded in the third quarter of 2001.

ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2001 decreased by approximately $20,514,000 to $20,196,000 as compared with $40,710,000 at December 31, 2000. This decrease was due to increased collection activities and the decline in revenues.

INVENTORIES

Finished goods decreased by approximately $9,962,000 to $737,000 at September 30, 2001 as compared with $10,699,000 at December 31, 2000. The decrease was primarily due to a reserve for excess and obsolete inventory of $7,414,000 and the Company’s reduced production activities because of adequate inventory levels.

Raw materials increased by approximately $1,326,000 to $12,985,000 at September 30, 2001 as compared with $11,659,000 at December 31, 2000. The increase was due primarily to the decline in demand for the Company’s internet infrastructure products.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of operating funds have been from operations. Net cash provided by operations for the nine months ended September 30, 2001 was $17,325,000 while net cash used in operations for the nine months ended September 30, 2000 was $2,398,000. Operating activities in 2001 included decreases in accounts receivable of $18,086,000 and in accrued liabilities of $5,203,000, partially offset by an increase in deferred taxes of $10,205,000.

Net cash used in investing activities for the nine months ended September 30, 2001 and 2000 were $9,963,000 and $12,272,000, respectively. Investing activities in 2001 included $3,385,000 in capital expenditures, $4,020,000 in development of new products and $2,397,000 of new and additional investments in China and Japan. Investing activities in 2000 included $1,765,000 related to the acquisition of Systematic and $5,020,000 in the development of new products.

Net cash used in financing activities for the nine months ended September 30, 2001 was $2,777,000 while net cash provided by financing activities for the nine months ended September 30, 2000 was $6,507,000. Financing activities included in 2001 and 2000 were payments to the line of credit of $3,129,000 and $2,000,000, respectively, and approximately $478,000 and $8,672,000 received from common stock options exercised.

The Company intends to use its capital resources to expand its product lines and for possible acquisitions of additional products and technologies. The Company has no significant capital commitments or requirements at this time.

At September 30, 2001, the Company’s subsidiaries in France, The United Kingdom, Germany and The Netherlands carried approximately $972,000, $923,000, $642,000 and $2,132,000, respectively, in interest earning deposits which may result in foreign exchange gains or losses due to the fact that the functional currency in those subsidiaries is not the U.S. dollar.

The Company believes that its current working capital of $71,325,000 and anticipated working capital to be generated by future operations will be sufficient to support the Company’s working capital requirements for at least the next twelve months.

PART II OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K

(a)  Exhibits

EXHIBIT
NUMBER	DESCRIPTION

2(i)	Agreement and Plan of Reorganization, dated as of January 26, 1995 among the Company, Rainbow Acquisition Inc., a California corporation and a wholly owned subsidiary of Rainbow, and Mykotronx, Inc., a California corporation (“Mykotronx”) (incorporated by reference to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933, as amended, effective on April 20, 1995, Registration No. 33-89918)

2(ii)	Agreement and Plan of Merger, dated September 30, 1996, by and among the Company, RNBO Acquisition Corporation, a Nevada corporation and a wholly-owned subsidiary of the Company, and Software Security, Inc., a Connecticut corporation (incorporated by reference to Exhibit 2(ii) of the Company’s 1996 Annual Report on Form 10-K under the Securities Exchange Act of 1934 filed in March 1997 (the “1996 10-K”))

2(iii)	Agreement and Plan of Merger, dated March 6, 1998, by and among the Company, WRS Acquisition Corp., a California corporation and wholly owned subsidiary of the Company, and Wyatt River Software, Inc. (incorporated by reference to Exhibit 2(iii) of the Company’s 1997 Annual Report on Form 10-K under the Securities Exchange Act of 1934 filed in March 1998 (the “1997 10-K”))

3(i)	Articles of Incorporation of Rainbow, as amended (incorporated by reference to Exhibit 3(a) to Rainbow’s Registration Statement on Form S-18 under the Securities Act of 1933, as amended, filed on July 20, 1987 - File No. 33-15956-LA (the “S-18 Registration Statement”))

3(ii)	By-Laws of Rainbow (incorporated by reference to Exhibit 3(b) to the S-18 Registration Statement)

4(a)	See Exhibit 3(i)

4(b)	See Exhibit 3(ii)

4(c)	Rights Agreement, dated as of July 29, 1997, between the Company and U.S. Stock Transfer Corporation, as Rights Agent (incorporated by reference to Exhibit 4(c) to the Company’s 1997 10-K)

10(a)	Lease for premises at 50 Technology Drive, Irvine, California, dated June 1, 1995, between the Company and Birtcher Medical Systems, Inc., a California corporation (filed as an exhibit to the Company’s 1995 Form 10-K)

10(b)	Agreement, dated October 1996, between the Company and National Semiconductor Corporation (incorporated by reference to Exhibit 10(b) of the Company’s 1998 Annual Report on Form 10-K under the Securities Exchange Act of 1934 filed in March, 1999 (the “1998 10-K”))

10(c)	Agreement, dated December 1998, between the Company and EM Microelectronic — Marin S.A. (incorporated by reference to Exhibit 10(c) of the 1998 10-K)

10(d)	1990 Incentive Stock Option Plan as amended (incorporated by reference to Exhibit 10(j) of the 1991 10-K)

10(e)	Employment Agreement, dated February 16, 1990, between the Company and Walter W. Straub (incorporated by reference to Exhibit 10(j) of the 1989 10-K)

10(f)	Change of Control Agreement, dated February 16, 1990, between the Company and Walter W. Straub (incorporated by reference to Exhibit 10(k) of the 1989 10-K)

10(g)	Employment Agreement, dated January 15, 1992, between the Company and Peter M. Craig (incorporated by reference to Exhibit 10(m) of the 1991 10-K)

10(h)	Change of Control Agreement, dated January 15, 1992, between the Company and Peter M. Craig (incorporated by reference to Exhibit 10(n) of the 1991 10-K)

10(i)	Employment Agreement, dated January 5, 1995, between the Company and Norman L. Denton, III (incorporated by reference to Exhibit 10(j) of the Company’s 1994 Annual Report on Form 10-K under the Securities Exchange Act of 1934, filed in March 1995 (the “1994 10-K”))

10(j)	Change of Control Agreement, dated January 5, 1995, between the Company and Norman L. Denton, III (incorporated by reference to Exhibit 10(k) to the 1994 10-K)

10(k)	Employment Agreement, dated January 5, 1995, between the Company and Patrick E. Fevery (incorporated by reference to Exhibit 10(l) of the 1994 10-K)

EXHIBIT
NUMBER	DESCRIPTION

10(l)	Change of Control Agreement, dated January 5, 1995, between the Company and Patrick E. Fevery (incorporated by reference to Exhibit 10(m) of the 1994 10-K)

10(m)	Employment Agreement, dated January 5, 1995, between the Company and Paul A. Bock (incorporated by reference to Exhibit 10(n) of the 1994 10-K)

10(n)	Change of Control Agreement, dated January 5, 1995, between the Company and Paul A. Bock (incorporated by reference to Exhibit 10(o) of the 1994 10-K)

10(o)	Employment Agreement, dated April 7, 1997, between the Company and Aviram Margalith (incorporated by reference to Exhibit 10(o) of the 1997 10-K)

10(p)	Change of Control Agreement, dated April 7, 1997, between the Company and Aviram Margalith (incorporated by reference to Exhibit 10(p) of the 1997 10-K)

10(q)	Employment Agreement, dated January 1, 1998, between the Company and Laurie Casey (incorporated by reference to Exhibit 10(q) of the 1997 10-K)

10(r)	Change of Control Agreement, dated January 1, 1998, between the Company and Laurie Casey (incorporated by reference to Exhibit 10(r) of the 1997 10-K)

10(s)	Employment Agreement, dated January 1, 1998, between the Company and Richard Burris (incorporated by reference to Exhibit 10(s) of the 1997 10-K).

10(t)	Change of Control Agreement, dated January 1, 1998, between the Company and Richard Burris (incorporated by reference to Exhibit 10(t) of the 1997 10-K)

10(u)	Manufacturing Agreement, dated September 30, 1997, between AlliedSignal, Inc. and Mykotronx, Inc. (incorporated by reference to Exhibit 10(u) of the 1998 10-K)

10(v)	Development Agreement, dated September 30, 1997, between AlliedSignal, Inc. and Mykotronx, Inc. (incorporated by reference to Exhibit 10(v) of the 1998 10-K)

10(w)	Agreement for Design and Product Purchase, dated September 4, 1997, between IBM Microelectronics and Rainbow Technologies, Inc. and Mykotronx, Inc. (incorporated by reference to Exhibit 10(w) of the 1998 10-K).

10(x)	Leases for premises at 357, 359, and 371 Van Ness Way, Torrance, California, dated September 8, 1993, September 25, 1996 and October 2, 1997, respectively, between Surf Management Associates, a California limited partnership, and Mykotronx, Inc., a California Corporation (incorporated by reference to Exhibit 10(x) of the 1999 Form 10-K)

10(y)	Lease for premises at 111 West Ocean Boulevard, Long Beach, California, between Stevens Creek Associates, a California general partnership, and the Company (incorporated by reference to Exhibit 10(y) of the 1999 Form 10-K)

10(z)	Lease for premises at 8 Hughes, Irvine, California, between Alton Irvine Partners, LLC, a California limited liability company, and the Company. (Incorporated by reference to Exhibit 10(z) of the 2000 Form 10-K)

10(aa)	2000 Incentive Stock Option Plan (incorporated by reference to Rainbow’s Registration Statement on Form S-8 filed under the Securities Act of 1933)

10(bb)	Asset Purchase Agreement, dated December 29, 2000 between Kaster Chase Applied Research Limited and Mykotronx, Inc. (incorporated by reference to Exhibit 10(bb) of the 2000 Form 10-K)

(b) Reports on Form 8-K

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Dated: November 14, 2001

RAINBOW TECHNOLOGIES, INC.

By:	/s/ Patrick Fevery

Chief Financial Officer