Form 10-K
period 2001-12-31
RAINBOW TECHNOLOGIES INC
filed 2002-03-29
CIK 819706

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-K
                                ----------------

(Mark One)

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As at March 11, 2002, the aggregate market value of the voting stock of the Registrant (based upon the closing sales price of the shares on the NASDAQ National Market System) held by non-affiliates was approximately $229,697,489.

     As at March 11, 2002, there were outstanding 26,554,623 shares of Common Stock of the Registrant, par value $.001 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Registrant's Proxy Statement to be submitted to the Commission on or before April 30, 2002, are incorporated by reference into Part III.

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

Item 1. Business

General

     Rainbow Technologies, Inc., a Delaware corporation, (the "Company") is a leading global provider of Information Technology (IT) security solutions. The Company applies its core technologies and expertise in a variety of products and services that solve its customer's problems including:

     o Effective protection against piracy and related licensing solutions for software publishers

     o Equipment to secure sensitive satellite and link communications in accordance with U.S. Government requirements

     o High assurance security components, including a complete range of standard public key infrastructure (PKI) components, and custom security product development for banking, healthcare, government, postal and defense customers

     o Services, including development of secure Internet portals, wireless application integration, security training, security architecture and intrusion auditing for banking, health care, government, education, enterprise and defense sectors

     o Convenient key-chain devices providing reliable identity for web applications, workstations and custom security products

     o    Acceleration of secure Internet and wireless web transactions

     o Easy to deploy, end-to-end, hardware secure-access to business-critical web applications

The Company is structured in three business segments: eSecurity Products, Secure Communications Products and Spectria. eSecurity focuses on commercial security products, including solutions for reliable identity, secure internet and wireless transaction acceleration, licensing solutions for software publishers, and easy to deploy Web security solutions. Secure Communications provides products and services for enterprise, government, and defense applications for products providing security for classified information, for products providing personal identity authentification for government and defense applications, and custom design services for enterprises, government and defense applications requiring either extraordinary performance and/or security. Spectria offers consulting services for developing specialized applications, including solutions for secure enterprise web portals, wireless applications, enterprises network intrusion auditing and security training for enterprise IT staff. These three business segments are increasing working closely together.

     The  Company's  principal  offices  and  subsidiaries  are located in North
America, Europe and Asia. Unless the context otherwise requires, the term "Company" refers to Rainbow Technologies, Inc. and its subsidiaries. The Company benefits from global sales reach and distributed development capability, leveraging effective software and hardware engineering capabilities in Delhi, India, Beijing, China and Irvine, Torrance and Long Beach, California, U.S.A.

Industry Background

     Rainbow Technologies, Inc. serves seven major markets with its products and services: 1) security solutions for software publishers, 2) strong personal identity authentication solutions, 3) secure network transaction and secure network communication acceleration components, 4) high assurance security components, 5) high assurance secure communication products for enterprise, government, and defense applications, 6) enterprise integration consulting services, and 7) enterprise network intrusion auditing and enterprise network security IT training services.

eSecurity serves the following markets:

     1. Security solutions for software publishers - Since its inception in 1984, the Company has been a leading developer and supplier of proprietary security products that prevent unlicensed use and piracy of software, and products that protect the confidentiality of digital content transmitted over networked systems. Software distribution methods have evolved from physically shipping retail packaged products for use with stand-alone personal computers and single licensed software programs to markets where there are many different methods of providing software access to users. Now besides all of the original software distribution methods used, computers are connected to networks, including the Internet, and software may be obtained from an Internet distribution site and licenses may be purchased for multiple users within entire enterprises. In addition, some software providers have been trying new business models: For example, Application Service Providers (ASP) provide users their products functionality through controlled access to a web site that provides their applications functionality to the user. Users may be charged based upon how much they actually use the application. In this new business model for software distribution, the problem of software distribution becomes a problem of access control and usage accounting.

     2. Strong personal identity authentication solutions - Several factors are driving the increased growth and interest in this market: i) government regulations within health care and banking requiring greater security of customer records; ii) dramatic increase in the frequency and severity enterprise network intrusions and attacks; and
          iii) responses to the events of September 11th and resulting efforts to boost the security of nations critical infrastructures. In addition to these factors, large-scale Public Key Infrastructure (PKI) projects have been more complex and slower to deploy than originally expected. As a result, some PKI companies have made efforts to diversify and to reinvent themselves in order to better align with existing market conditions.

     3. Secure network transaction and secure network communication acceleration components - Continued growth in internet e-commerce transactions and requirements for secure communications along with broad acceptance of the advantages of hardware acceleration of security protocols are factors significantly impacting this market. These factors have motivated the entrance of many competitors into this market and are rapidly driving the underlying components to become commodities. As a result, there has been steady erosion in pricing on some categories security protocol acceleration hardware and there has been also a more pervasive inclusion of security protocol acceleration hardware within many network appliances.

     4. High assurance security components - Increased networked intrusion attempts and attacks, new government regulations concerning privacy of consumer information, as well as concerns for national infrastructure security are motivating the continued deployment of enhanced high assurance security for health care, financial, and government applications. Some specific high assurance initiatives, such as Identrus for banking, are being deployed slower than expected because of complexities of deployment and application support.

Secure Communications serves the following markets:

     5.   High  assurance   secure   communication   products  for   enterprise,
          government, and defense applications - Increasing awareness and responses to the events resulting from September 11th have contributed to motivating continued growth of this market.

Spectria serves the following markets:

     6. Enterprise integration consulting services - Industry professional expertise for overseeing enterprise network security, for deploying enterprise wide PKI solutions, for developing and deploying secure enterprise web portals, and for deploying secure wireless applications are limited.

     7. Enterprise network intrusion auditing and enterprise network security IT training services - Scarcity of enterprise security talent and increase intrusions and attacks directed towards enterprises are factors causing the continued increase of enterprises relying on outsourcing services for dealing with enterprise network security issues.

Strategy

eSecurity Products

     The Company has kept pace with the evolving market by applying its expertise in creating solutions that support alternate methods of software distribution. The Company believes that it is well positioned in the market with alternate products to continue its existing market leadership position.

     The Company has continued to develop new products that are easier to deploy and also products with enhanced security to better address emerging market requirements. The Company's sales and application efforts have been directed towards financial, health care and government applications. In addition, the Company believes that with its easier to deploy and more secure solutions, it is well positioned for strong growth from this market leadership position.

     The Company will continue to use and develop its own security protocol acceleration "Application Specific Integrated Circuits" (ASICs) and will also procure merchant security protocol ASICs for product applications within components and appliances that could benefit from a merchant supplied ASIC solution. The Company believes that it holds significant advantages in i) developed broad operating system and cryptographic application support for its secure transaction hardware acceleration products; ii) developed ASICs and expertise relating to high performance encryption of government classified information; iii) expertise relating to high assurance acceleration products meeting and exceeding Federal Information Processing Standards (FIPS) standards for health care, financial, government, and defense applications; iv) products and expertise for easy-to-deploy web-security solutions including security protocol acceleration; and v) continued brand strength and brand recognition within this market and product category. The Company intends on continuing to introduce new products that provide greater performance, greater security, and that are easier to deploy. Furthermore, the Company believes that because of these advantages it will continue to grow its customers served through our direct and distribution sales channels.

     The Company has kept pace with the evolving market by applying its expertise in creating alternative high assurance security for health care, financial, and government applications. The Company believes that it is well positioned in the market with alternate products to continue to grow its position within this market.

Secure Communications Products

     The Company's Secure  Communications  Products  strategy is to offer to the
U.S. Government and to commercial enterprises requiring high levels of information security, products and development services that implement network security, access control, and telecommunication security solutions. In furtherance of this strategy, the Company has built relationships with industry and Government organizations which expand the Company's sales opportunities. The Company has also invested resources in pursuing opportunities by developing innovative telecommunications and network security technology and products for the U.S. Government and commercial applications. Certified under ISO 9001 standards for its secure communications operations, the Company utilizes technology and products developed for the U.S. Government to create and introduce new commercial information and network security products.

     The Company's strategy for this market is to continue to offer the U.S. Government and commercial enterprises requiring the highest level of security, products and development services to assist clients with assessing, designing and implementing computer network security, access control and secure communications products solutions. The Company has built relationships with industry organizations to expand sales opportunities and has also invested significant resources in pursuing opportunities to develop innovative network security technology and products for the U.S. Government and commercial applications. The Company intends to utilize technology and products developed for the U.S. Government to create and introduce new commercial network security products. In addition to Secure
Communications' products, the Company also markets eSecurity and Spectria products and services to the U.S. Government.

Spectria

     Spectria is the Company's technology and business consulting division, specializing in security services and custom application development. Spectria's mission is to provide world class, secure solutions to mid-market clients.

     There is increasing demand from the Company's product customers for Spectria services such as secure application design, PKI implementation and secure integration of disparate systems. The Company's eSecurity, Secure Communications and Spectria divisions are working closely together, combining their products and services, to provide customized, complete security solutions to prospects and customers.

     Spectria's clients include AT Systems, Toyota Motor Corporation, Westcon Group, Pepperdine University, State of Hawaii - Department of Education and Mesa Unified Schools. Its partners include Microsoft, IBM, Netsolve, Symbol and others.

     The Company will continue to utilize its expertise to integrate solutions and provide services to enterprises for health care, financial, transportation and government applications. The Company will continue its consulting services to work with clients to design, implement and support secure solutions based on emerging technologies. The Company has extensive experience collaborating with leading industry partners, including Microsoft, IBM, Lotus, Cisco and Symbol. The Company also offers services in eBusiness security, eBusiness development, eBusiness integration, information portals and wireless and mobile computing solutions.

     The Company will continue to utilize its expertise and will also leverage existing customer relationships to continue to provide intrusion auditing services. The Company expects its related revenues to continue to grow with this market.

eSecurity Products

     Products for Security Solutions for Software Publishers

     These products combine sophisticated hardware and software encryption technology to prevent the illegal distribution and use of software. When software is protected by the Company's Sentinel suite of hardware products (the "key"), the software program sends queries to the key that is attached to the parallel port of the computer. The key immediately evaluates each query and responds. The correct response ensures that standard operation of the software will continue without interruption. If the key is not present, the software will not operate. The keys incorporate the Company's proprietary "algorithms" programmed into Company designed ASIC computer chips. An algorithm is a mathematical procedure for manipulating digital information with the intent of securing the information. An ASIC is a logic circuit designed for a specific use and implemented in an integrated circuit. Once Sentinel protection is implemented, developers need only include a Sentinel key with each software package shipped. The end-user installs the software as usual, then simply plugs the enclosed Sentinel key into the appropriate port on the computer.

     The Company also offers software-based products that provide software license management and provide software protection products for the distribution of software over the Internet. These products offer software publishers greater flexibility in how their products are licensed and distributed.

     The Company's Secure Solutions Products include:

     SentinelSuperpro. Featuring the Company's proprietary ASIC technology, this is the industry's first key to combine multiple algorithms with programmable memory for increased security and flexibility. This product is compatible with a broad range of platforms and operating systems.

     SentinelEve3.   Provides  software  protection  for  Apple  Macintosh-based software publishers.

     Sentinel License Manager (LM). Allows publishers to issue licenses that control the use of their network products. LM supports flexible licensing models and allows remote upgrades. The Company's customer's end-users benefit from quick access to additional licenses, a range of terms and the ability to "try and buy". LM supports secure distribution of software on CD-ROM or the Internet. In conjunction with Sentinel LM, SentinelExpress provides the security to distribute demos or licensed applications on the Internet, and obtain software licenses from a website. SentinelExpress allows consumers to evaluate, purchase and activate software easily through a developer's website 24-hours a day.

     Products for Secure Network Transaction and Secure Network Acceleration

     The Company's secure acceleration products use patent-pending technology to provide Internet commerce companies and manufacturers of Internet computer servers, firewalls, routers and switching equipment with increased security and accelerated Internet commerce transaction capabilities. A "firewall" is technology used for preventing unwanted inbound or outbound data at the boundary of a computer network based upon a set of established rules. A "router" is a computer-networking device that is responsible for directing the "route" data will travel to its final destination.

     CryptoSwift. A high performance security co-processor for Internet computer transaction servers engaged in Internet commerce, electronic brokerage, financial services and other applications that require security functions of privacy and strong user authentication. It economically addresses the problem of server overload due to the calculation intense mathematics associated with "public key" encryption. This form of encryption is widely deployed in all web servers and browsers in use today and is the basis for Secure Sockets Layer
(SSL),  Secure Electronic  Transaction (SET),  Wireless Transport Layer Security
(WTLS) protocols. CryptoSwift is an industry standard PCI bus card with a proprietary ASIC co-processor. Using patent-pending "wide integer" multipliers, it performs all the mathematics associated with public key encryption, allowing the server CPU to perform less calculation intense tasks. CryptoSwift offers plug-in compatibility with Netscape, Microsoft, Sun, HP and LINUX server and operating system software.

     NetSwift. NetSwift is an easy to deploy network appliance that provides security protocol acceleration for eCommerce and mCommerce transactions utilizing SSL and WTLS security protocols. NetSwift provides scalable performance and is suitable for line speed applications to one gigabit per second (gbps).

     Products for High Assurance Security

     The Company's high assurance security products are used in applications in which security of the information is critical. These products comply with Federal Information Processing Standard (FIPS) for information security. Some high-assurance applications demand security for keying information. For example, if keying information is stored on a system disk drive, some type of virus software could be uploaded by a hacker to locate keying information and e-mail that information out of the system. If an attacker has physical access to a system, the attacker could use readily available electronic test equipment to monitor a system to deduce the keying information. In high-assurance applications the theft of keying information could result in theft of extremely large sums of cash, exposure of highly sensitive data, or compromise of a critical authentication process.

     CryptoSwift Hardware Security Module (HSM) - provides additional security required to protect sensitive keying information from malicious attacks and theft. With its tamper-active design, the CryptoSwift HSM's evasive measures defeat physical attacks through detection and responses to ensure the integrity and confidentiality of keying information.

     Products for Strong Personal Identity Authentication

     The Company's identity authentication products use a variety of cryptographic techniques to support alternative modes of identity authentication and are compatible with many industry standard software applications and operating systems.

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

Secure Communications Products

     The Company believes the importance of protecting the privacy, authenticity and security of satellite, terrestrial, and computer network communications has increased in direct proportion to technological advances, capabilities, and overall growth in telecommunications industries. Information security remains critical to government and defense applications and in light of recent events, is increasingly valued by private sector businesses to protect communications. The Company's Secure Communications Products consist of ASICs, modules, electronic assemblies, and stand-alone products to protect electronic information. The Products are designed, developed, and produced by the Company for use in government and commercial applications.

     The Company's Secure Communications Products are currently categorized into four general areas of customer applications:

     Satellite Space-Based Products. These products consist of ASICs and "black boxes" to decrypt (unscramble) satellite command uplinks and encrypt (scramble) the satellite downlinks.

     Satellite  Ground-Based  Products.   This  equipment  is  used  to  encrypt
satellite command uplinks and decrypt satellite downlinks.

     Voice Communications Products. These consist of ASICs and modules that encrypt and decrypt voice transmissions over wireless or landline communication networks.

     Data Communications Products. These products, which consist of ASICs, modules, electronic assemblies, and equipment, encrypt and decrypt digital information transmitted over communication links, networks, or into storage media.

Spectria

     Products for Enterprise Services

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

     Wireless Computing. The Company offers packaged and customized wireless solutions for applications such as: data collection; mobile transportation and logistics; Enterprise Resource Planning integration; warehouse management; work-in-progress; asset tracking; consignment inventory; compliance labeling; retail ordering; sales force automation; and wireless applications.

     Enterprise Security Services. The Company provides Enterprise Security Services, services including introductory enterprise network security training for enterprise IT staff; enterprise network intrusion auditing - a service in which the Company probes client networks for weaknesses and vulnerabilities and reports findings along with recommendations; security assessments; crises management; and security application development. Spectria uses its XIM methodology and Three Layer Analysis to develop custom applications with designed-in security. Spectria has developed secure, integrated applications for a variety of industries including: finance, banking and insurance, supply chain management, K-12 and higher education.

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

     The Company has evolved its development of strategy towards the integration of its successful line of security components into end-user solutions for the network environment. To remain competitive, the Company has launched a global development model which expands engineering capability and optimizes costs. Expenditures for research and development for the years ended December 31, 2001, 2000 and 1999 were $10,209,000, $11,485,000, and $10,863,000, respectively, or as a percentage of revenues, 7%, 7% and 9%, respectively. The Company believes that as a result of its development efforts, its technological leadership could broaden in the future.

     The Company performs research and development with regard to its Secure Communications Products in connection with U.S. Government contracts. The costs incurred by the Company in connection with such research and development activities are substantially recoverable by the Company pursuant to the terms of these contracts. The Company believes that some of the research and development performed under such contracts can be applied to the emerging issues of information security. There were no unfunded research and development expenditures related to Secure Communications Products for the years ended December 31, 2001, 2000 and 1999.

Sales and Marketing

eSecurity Products

     The Company has its own direct sales and marketing personnel for eSecurity Products in North America, Europe and Asia Pacific. In addition, the Company has over 50 distributors worldwide. The Company markets its eSecurity Products to software publishers throughout the world for use with their software programs selling at retail for $500 or more in the United States, and for use with lower priced software programs sold internationally.

     The Company's direct sales force calls on targeted software publishers in order to increase usage of the Company's products. The direct sales force pursues a global marketing plan that focuses on multinational software.

     The Company markets its security components and solutions to security product manufacturers on an OEM basis, integrators for major products on a reseller basis, and directly to end customers implementing major projects. The Company's direct sales force calls on Fortune 1000 companies including financial institutions and health care providers, as well as Government agencies implementing electronic commerce or web based transaction systems.

     For 2001, 2000, and 1999, 57%, 63% and 60%, respectively, of the Company's eSecurity Products sales were made in the United States and 43%, 37% and 40%, respectively, were made internationally. During 2001, 2000 and 1999, the Company had no single customer that accounted for ten percent or more of the Company's eSecurity Products revenue.

     The Company is also developing a worldwide family of qualified value added resellers (VARs) that work to incorporate our products into complete solutions for end customers, and access the market with our security solutions. Many of the projects using our security components are based on Public Key Infrastructure (PKI) and require integration with PKI products from other vendors.

     All operating units of the Company use electronic marketing, exhibit at trade shows and advertise in online and physical trade publications. The Company's worldwide sales engineering team provides pre-sales support, and its technical support team maintain and provide web, email, and telephone support for any post-sale customer requirements.

Secure Communications Products

     The Company markets its Secure Communications Products directly to the U.S. Government and commercial enterprises requiring high levels of information security. The products and development services offered to these organizations and enterprises implement network security, access control, and telecommunication security solutions. Also, the Company maintains close relationships with government-related agencies, the aerospace industry and commercial institutions. Through these relationships, the Company receives contracts for services and products on a selected source basis. In addition, contracts are awarded to the Company in response to requests for proposal from U.S. Government agencies, aerospace companies and commercial institutions.

Spectria

     Spectria markets its services to mid-sized organizations throughout the United States. Spectria has expertise in a variety of industries including finance, banking, insurance, education, manufacturing, and logistics. Spectria has a direct sales force, but also obtains leads from its partners such as Microsoft, IBM, Netsolve, and Symbol.

Manufacturing

eSecurity Products

     The Company's eSecurity Products are manufactured by subcontractors in the United States, Asia and Europe from components specified and approved by the Company. The components include custom ASIC chips, typical electronic components and standard electronic hardware. The Company maintains control over the purchasing of materials and the planning and scheduling of the manufacturing and assembly process. After assembly of the components and functional test of the product, deliveries are made to the Company's facilities in the United States, Europe and Asia where the products are inspected, tested and configured. The Company believes that it is the lowest cost producer of eSecurity products and believes that this will continue to be a competitive advantage.

     For the SentinelSuperpro product, the Company currently has one supplier of the custom ASIC chip. For other eSecurity products, the Company currently has relationships with chip suppliers that have multiple foundries available to produce the ASIC chips. If the suppliers are unable to fulfill the Company's requirements, the Company may experience an interruption in the production of its products until an alternative source of supply is developed. The Company maintains a six month inventory of ASIC chips based on current sales levels in order to limit the potential for such an interruption. The Company believes that there are a number of companies capable of commencing the manufacture of its ASIC chips within six months of such an interruption.

Secure Communications Products

     The Company's Secure Communications Products manufacturing operations include the testing of ASICs and the assembly and testing of its satellite flight and ground units. Production subcontractors and manufacturing companies are utilized for the higher volume access control, stored value, link and network secure communications products. The Company maintains control over the planning and scheduling of the manufacturing and assembly process. The company has certification under ISO 9001 standards for all such operations.

     The Company has specific cryptographic technology embedded into ASICs that are fabricated to the Company's specifications by ASIC manufacturers. The Company currently has relationships with four such ASIC circuit manufacturers. These ASIC circuits are processed to the specifications of the customer and the Company. Any interruption in the availability of these ASIC circuits could have a material adverse effect on the operations of the Company.

     The Company currently has a manufacturing relationship with Bulova Technologies LLC (BT) and Sanmina-SCI Corporation (SSCI) to manufacture the Company's principal Secure Communications Products. Any interruption in the availability of this product would have a material adverse effect on the operations of the Company. BT and SSCI are dual sources manufacturing this product. SSCI's manufacturing agreement, dated August 31, 2000, expires in March 2003. BT's manufacturing agreement, dated May 30, 2001, expires in February 2004.

Backlog

     The Company manufactures its eSecurity Products on the basis of its forecast of near-term demand and maintains inventory in advance of receipt of firm customer orders. Customer orders are generally placed on an "as needed" basis and are usually shipped by the Company within one week after receipt of the order.

     As  of  December  31,   2001,   the  backlog  for  the   Company's   Secure
Communications Products is in excess of six months of 2002 revenues for this business segment.

Intellectual Property

     The Company believes that the value of its security products is dependent upon its proprietary algorithms and encryption techniques remaining "trade secrets." The Company has obtained copyright protection on certain of its products and trademark protection for certain of its trade names. The Company also has been granted several patents, both U.S. and foreign, and has applied for patent protection for certain technology included in its various product offerings. There can be no assurance that the Company's proprietary technology will remain a secret or that others will not develop similar technology and use such technology to compete with the Company. Furthermore, there can be no assurance that patents will be granted for the inventions for which the Company has applied or for which it may apply in the future.

Competition

eSecurity Products

     The markets targeted by eSecurity are highly competitive and characterized by rapid technological advances in computer hardware and software development. The Company believes it is an industry leader. The Company's principal competitors are Aladdin Knowledge Systems, Ltd., SCM Microsystems, Inc., and Macrovision Corporation. The Company believes that it offers the most cost effective secure software distribution products available to software publishers. Although certain of the Company's competitors offer lower prices, the Company believes that its technical support services and the ease of implementation of its products favorably distinguish the Company from its competitors.

Secure Communication Products

     The Company's principal competitors for its Secure Communications Products are General Dynamics, L-3 Com, ViaSat and Cylink Corporation. The Company believes its innovation, unique products, reaction capability, cryptographic expertise and large number of U.S. Government certified products are a significant competitive advantage.

Spectria

     Spectria's principal competitors consist of a variety of national and regional service providers and Big 5 consulting firms.

Employees

     The Company presently employs approximately 550 full-time employees of which approximately 360 are located in the United States. The Company believes that its employee relations are excellent. The employees and the Company are not parties to any collective bargaining agreements.

Item 2.  Properties

     The Company's executive offices and principal facility are located in an approximately 61,000 square foot building in Irvine, California. The Company leases the facility pursuant to a lease expiring July 2005.

     The Company owns an approximately 5,000 square foot facility in the United Kingdom that is used primarily for northern European sales and administration. The Company also owns an approximately 8,000 square foot facility in Paris, France, that is used primarily for southern European sales and administration.

     The Company leases a facility in Torrance, California, that is used as a sales, administration, design and production facility. The lease is for approximately 48,000 square feet and expires in 2002. As of March 2002, the Company is currently negotiating its lease renewal.

     The Company leases facilities in Long Beach and San Diego, California, that are used as sales, administration, design and development facilities. The leases total approximately 21,000 square feet and expire in 2004 and 2005.

     The Company leases another facility in Irvine, California, that is currently not being used and was part of the restructuring of eSecurity operations in the third quarter of 2001. The lease is for approximately 44,000 square feet and expires in December 2005. As of December 31, 2001, the Company is still seeking to sublease the facility.

Item 3. Legal Proceedings

     In September 1998, a patent infringement action was filed against the Company by Globetrotter, Inc., alleging that certain of the Company's products infringe patents owned by Globetrotter. The complaint seeks unspecified monetary damages and a permanent injunction banning the use of the products alleged to infringe the Globetrotter patents. On September 24, 2001, the District Court granted partial summary judgment in favor of the Company as it relates to allegations by Globetrotter. The Company has filed a counterclaim alleging antitrust and unfair competition and has been vigorously prosecuting its antitrust and other business tort claims. The counterclaims are presently set for trial on September 10, 2002.

     In July 1998, a patent infringement claim was filed against the Company by Andrew Pickholtz, alleging that certain of the Company's products infringe patents owned by Pickholtz. The complaint seeks unspecified monetary damages. The Company filed a motion for summary judgment of noninfringement that was decided in favor of the Company in December 2000. In January 2001, Mr. Pickholtz filed a notice of appeal. After considering legal briefs filed by the Company and by Mr. Pickholtz, the Court of Appeals for the Federal Circuit heard oral arguments in the case on November 7, 2001, but as of February 28, 2002, has not yet ruled on the appeal. The Company continues to believe the claims are without merit as found by the trial court and intends to continue to vigorously defend against any infringement claims made by Mr. Pickholtz.

     The Company is also involved in other legal proceedings and claims arising in the ordinary course of business. The Company does not believe that any liabilities related to the legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to the Company's consolidated financial condition, results of operations or cash flows.

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

                                                            High       Low
                                                           ------    ------
       2002 First Quarter (through February 28, 2002)...    8.770     7.360
       2001 First Quarter...............................    5.734     4.875
       2001 Second Quarter..............................    5.600     5.150
       2001 Third Quarter...............................    3.950     3.120
       2001 Fourth Quarter..............................    7.670     7.350
       2000 First Quarter...............................   25.125    10.250
       2000 Second Quarter..............................   25.313    10.625
       2000 Third Quarter...............................   26.000    15.188
       2000 Fourth Quarter..............................   27.063    14.630

     All per share data reflects the Company's 2-for-1 stock split effective October 9, 2000.

     As of February 28, 2002, there were approximately 189 holders of record of the Company's Common Stock including those shares held in "street name."

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

Item 6. Selected Financial Data

     The following selected historical financial data has been derived from the audited consolidated financial statements of the Company. This information should be read in conjunction with the Company's Consolidated Financial
Statements and the Notes thereto as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in Item 7. Share amounts for all years presented have been adjusted to reflect the impact of a 2-for-1 stock split effective October 9, 2000 and a 3-for-2 stock split effective July 1, 1998.

                                                                                      Years Ended December 31
                                                                     ----------------------------------------------------------
                                                                      2001(1)      2000(2)      1999       1998(3)      1997
                                                                     ---------    ---------   ---------   ---------   ---------
                                                                            (dollars in thousands, except per share data)
     Selected Consolidated Statement of Operations Data:
       Total revenues ............................................   $ 137,261    $ 163,284   $ 121,089   $ 109,232   $  94,724
       Income (loss) before taxes ................................     (34,384)      22,289      13,164       8,922      19,202
       Net income (loss) .........................................     (23,517)      14,446       8,137       2,490      11,332
       Net income (loss) per share:
          Basic ..................................................   $    (.90)   $     .58   $     .35   $     .11   $     .49
          Diluted ................................................        (.90)         .52         .34         .10         .47
     Shares used in calculating net income (loss) per share:
       Basic .....................................................      26,055       24,965      23,054      23,398      23,306
       Diluted ...................................................      26,055       27,932      24,212      23,946      23,936
     Selected Consolidated Balance Sheet Data:
       Total assets ..............................................   $ 145,965    $ 171,209   $ 130,538   $ 109,753   $ 103,051
       Working capital ...........................................      68,991       86,169      48,936      59,763      55,776
       Long-term debt, net of current portion ....................         476          726       1,014       1,458       1,616
       Shareholders' equity ......................................     116,739      139,748      97,890      92,201      86,359

----------

(1) The results of operations for the year ended December 31, 2001 reflect third quarter ended September 30, 2001 restructuring charges of $6.4 million and other charges which include provision for bad debts of $1.6 million, reserve for excess and obsolete inventory of $7.4 million, write-off of capitalized and developed software of $2.4 million, warranty reserve of $1.8 million, goodwill impairment charge of $4.0 million, an investment impairment charge of 1.2 million, foreign currency transaction loss of $1.3 million and an unrealized loss on marketable securities of $3.5 million.

(2) The results of operations for the year ended December 31, 2000 reflect an asset impairment charge of $2.2 million and an unrealized gain on marketable trading securities of $2.8 million.

(3) The results of operations for the year ended December 31, 1998 reflect an asset impairment charge of $3.9 million, a $1.5 million write-off of acquired in-process research and development and a $1.3 million write-off of a fully impaired investment.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is management's discussion and analysis of certain significant factors that have affected the profitability of the Company's business segments (eSecurity Products, Secure Communications Products and Spectria) and its consolidated results of operations and financial condition during the periods included in the accompanying consolidated financial statements. The following should be read in conjunction with the consolidated financial statements and related notes.

Critical Accounting Policies and Estimates

     The Company's financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical judgment areas in the application of its accounting policies that currently affect its consolidated financial condition and results of operations.

Revenue Recognition

     eSecurity recognizes revenues from product sales at the time of shipment. Secure Communications recognizes revenue and profit as work progresses on long-term contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Catalog product revenues and revenues under certain fixed-price contracts calling for delivery of a specified number of units are recognized as deliveries are made. Revenues under cost-reimbursement contracts are recognized as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. Certain contracts are awarded on a fixed-price incentive fee basis. Incentive fees on such contracts are considered when estimating revenues and profit rates and are recognized when the amounts can reasonably be determined. The costs attributed to units delivered under fixed-price contracts are based on the estimated average cost per unit at contract completion. Profits expected to be realized on long-term contracts are based on total revenues and estimated costs at completion. Revisions to contract profits are recorded in the accounting period in which the revisions are known. Estimated losses on contracts are recorded when identified. For research and development and other cost-plus-fee type contracts, the Company recognizes contract earnings using the percentage-of-completion method in the proportion that costs incurred to date bear to total estimated costs. Spectria recognizes revenues from eBusiness consulting fees as services are performed on a time and materials basis.

Accounts Receivable

     The Company is required to estimate the collectibility of its trade receivables and unbilled costs and fees. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer. Significant changes in required reserves have been recorded in the third quarter 2001 and may occur in the future depending on future market conditions.

Inventory

     The Company is required to state its inventories at the lower of cost or market. In assessing the ultimate realization of inventories, the Company is required to exercise judgment in its assessment of future demand requirements and compare that with the current or committed inventory levels. The Company recorded charges for required reserves in the third quarter 2001 due to changes in strategic direction and market conditions. It is possible that changes in required inventory reserves may continue to occur in the future due to market conditions.

Income Taxes

     The Company currently has significant deferred tax assets, which are subject to periodic recoverability assessments. There is no valuation allowance provided against the deferred tax assets as the Company believes it is more likely than not that these assets will be realized. This conclusion is based upon the expectation of future taxable income and tax planning strategies. The Company's judgment regarding future taxable income may change due to future market conditions and its ability to continue to successfully execute its restructuring program and other factors. These changes, if any, may require possible material adjustments to these deferred tax asset balances.

Impairment of Goodwill

     The Company periodically evaluates acquired businesses for potential impairment indicators. The Company's judgment regarding the existence of impairment indicators is based on legal factors, market conditions and operational performance of acquired businesses. Future events could cause the Company to conclude that impairment indicators exist and that goodwill associated with acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on the Company's consolidated financial condition and results of operations (see Note 1 to Notes to Consolidated Financial Statements).

Capitalized Software Development Costs

     The Company's policy on capitalized software costs determines the timing of recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or cost of license fees. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

     Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon the Company's product development process, technological feasibility is established upon completion of a working model. Amortization of capitalized software development costs commences when the products are available for general release to customers and is determined using the straight-line method over the expected useful lives of the respective products.

Outlook

     During the quarter ended December 31, 2001, the Company has experienced sequential improvement in its business segments and a return to profitability. The Company's Secure Communications business segment is forecast to have the highest growth rate as demand for security products for the U.S. government and other high assurance markets is increasing.

     Although business spending on technology is weak and the spending outlook is uncertain, the Company is forecasting improvement in eSecurity as business spending on security is expected to increase.

     The focus of our Spectria consulting business segment is shifting to support complete solution sales by its Secure Communications and eSecurity segments. Any such support services will be included in our Secure Communications and eSecurity revenues. Spectria' reported revenues, therefore, are forecast to be at or near current levels.

Year ended December 31, 2001 compared to year ended December 31, 2000

     On a consolidated basis, revenues for the year ended December 31, 2001 decreased 16% from the prior year to $137,261,000. The decrease is due to lower revenues in the eSecurity and Spectria segments, partially offset by higher revenues in the Secure Communications segment. Revenues from international markets for 2001 decreased 27% to $23,979,000 while revenues from domestic markets decreased by 13% to $113,282,000. The decrease in domestic revenues was due to the aforementioned decreases in eSecurity and Spectria segments, partially offset by an increase in Secure Communications segment. The decrease in revenues from international markets was primarily due to a decrease in revenues in Europe partially offset by an increase in revenues in Asia Pacific. The decrease in revenues in Europe was primarily due to lower demand for security products while the increase in revenues in Asia Pacific was primarily due to higher revenues in China and revenues generated by the Company's new office in Japan.

     eSecurity Products revenue for the year ended December 31, 2001 decreased 37% to $56,388,000 as compared with $89,031,000 for 2000. The decrease in revenue was primarily due to the decline in OEM markets for CryptoSwift SSL acceleration devices and decreased demand in North America and Europe for business software applications.

     Secure Communications Products revenue for the year ended December 31, 2001 increased 20% to $66,509,000 as compared with $55,392,000 for 2000. The increase in revenues was primarily due to continued growth in demand for network security products.

     Spectria revenues for the year ended December 31, 2001 decreased 24% to $14,364,000 as compared with $18,861,000 for 2000. The decrease was due to the decline in demand for Information Technology consulting services because of the economic weakness experienced during 2001.

     Gross profit from eSecurity Products for the year ended December 31, 2001 was 33% of revenues as compared with 69% of revenues for the year ended December 31, 2000. The decrease was primarily due to charges recorded in the third quarter of 2001 which included $7,414,000 in inventory reserves, $1,782,000 in warranty reserves and a $2,392,000 write-off of capitalized and developed software. Additionally, fixed overhead costs over a lower revenue base and increases in certain component costs contributed to the decrease (see Note 12 to Notes to Consolidated Financial Statements).

     Gross profit from Secure Communications Products for the year ended December 31, 2001 was 23% of revenues compared with 24% of revenues for the year ended December 31, 2000.

     Gross profit from Spectria revenues for the year ended December 31, 2001 was 38% of revenues as compared with 40% of revenues for the year ended December 31, 2000. The slight decrease in gross profit was due to a decrease in higher margin projects.

     There can be no assurance that the Company will improve or maintain the level of gross profit percentages it experienced during the year ended December 31, 2001.

     Consolidated selling, general and administrative expenses for the year ended December 31, 2001 were 34% of revenues compared with 29% of revenues for the year ended December 31, 2000. Selling, general and administrative expenses for the year ended December 31, 2001 decreased by $335,000 as compared with 2000. The decrease was primarily due to the decrease in staffing and compensation, partially offset by other charges recorded in the third quarter of 2001 relating to provision for bad debts of $1,612,000 (see Note 12 to Notes to Consolidated Financial Statements).

     Total research and development expenses for the years ended December 31, 2001 and 2000 were 7% of revenues. Research and development expenses for the year ended December 31, 2001 decreased by $1,276,000 as compared with 2000. The dollar decrease was primarily due to reductions in staff and decreases in compensation as a result of the restructuring in the third quarter of 2001.

     Goodwill amortization in 2001 decreased by $387,000 to $2,787,000 as compared with $3,174,000 in 2000. The decrease was primarily due to the goodwill impairment recorded in the third quarter of 2001 (see Note 1 to Notes to Consolidated Financial Statements).

     In the third quarter of 2001, the Company restructured and consolidated its Digital Rights Management (DRM) & iVEA operations into eSecurity. As a result, the Company recorded restructuring charges of $6,402,000 relating to office space reduction and severance (see Note 12 to Notes to Consolidated Financial Statements).

     In the third quarter of 2001, the Company performed a review for impairment of its goodwill relating to the InfoSec and Wyatt acquisitions and determined that the carrying value of the goodwill was impaired. Impairment is based on the excess of the carrying amount over the fair value of those assets. Fair value is determined using a discounted cash flow analysis. As a result, the Company recorded a goodwill impairment charge of $4,030,000 (see Note 1 to Notes to Consolidated Financial Statements).

     During the year ended December 31, 2001, the Company recognized foreign currency losses of $24,000, primarily due to dollar denominated deposit accounts maintained in Europe. During the year ended December 31, 2000, the Company recognized foreign currency gains of $78,000, also primarily due to dollar denominated deposit accounts maintained in Europe. Such foreign currency gains and losses result from movement in the value of the U.S. dollar against the functional currencies used by the Company's foreign subsidiaries.

     The effective tax rate was 32% for the year ended December 31, 2001 compared to 35% for the year ended December 31, 2000. The effective tax rate for 2001 decreased primarily due to the nondeductibility of certain charges recorded in the third quarter of 2001 including goodwill impairment. At December 31, 2001, the Company has federal net operating loss carryforwards of approximately $14,473,000 which begin to expire in 2020. In addition, the Company is successor to net operating losses of approximately $4,876,000 from the acquisition of Wyatt River Software, Inc. which are subject to the change of ownership provisions and are limited to approximately $204,000 per year.

    At December 31, 2001, the Company had a federal research and development credit carryforward of approximately $699,000 which will begin to expire in 2018.

Year ended December 31, 2000 compared to year ended December 31, 1999

     On a consolidated basis, revenues for the year ended December 31, 2000 increased by 35% from the prior year to $163,284,000. The increase is due to higher revenues in the eSecurity segment and the Secure Communications segment. Revenues from international markets for 2000 increased by 23% to $32,900,000 while revenues from domestic markets increased by 38% to $130,384,000. The increase in domestic sales was due to the aforementioned increases in the eSecurity segment and the Secure Communications segment. The increase in revenues from international markets was primarily attributable to an increase in sales generated through our offices opened during 1999 in Australia, Taiwan, India and China. The average selling price per product unit for the year ended December 31, 2000 increased approximately 21% from the year ended December 31, 1999. Unit volume for the year ended December 31, 2000 increased by 11% as compared with 1999.

     eSecurity revenues for the year ended December 31, 2000 increased 33% to $89,031,000 as compared with $67,046,000 in 1999. The revenue growth was primarily due to an increase in sales of the Company's CryptoSwift product line partially offset by a decline in sales of the Company's Sentinel product line due to a slowdown in the high-end software industry in the North American market.

     Secure Communications Products revenue for the year ended December 31, 2000 increased 22% to $55,392,000, as compared with $45,297,000 for 1999. The revenue growth was primarily due to the growth in the Company's KIV-7 Link Encryptor line.

     Spectria revenues for the year ended December 31, 2000 increased 116% to $18,861,000 as compared with $8,746,000 for 1999. The revenue growth was primarily due to Systematic, InfoCal and InfoSec being included in the consolidated results of operations of the Company for a full year in fiscal 2000 and only a partial year in 1999-see Acquisitions below.

     Gross profit from eSecurity Products for the year ended December 31, 2000 was 69% of revenues compared with 71% of revenues for the year ended December 31, 1999. The decrease in gross profit was primarily due to a higher percentage of OEM business with lower selling prices and margins relating to its CryptoSwift product line.

     Gross profit from Secure Communications Products for the year ended December 31, 2000 was 24% of revenues compared with 15% of revenues for the year ended December 31, 1999. The increase in gross profit was due to the change in mix from more profitable product contracts to less profitable research and development contracts.

     Consolidated selling, general and administrative expenses for the year ended December 31, 2000 were 29% of revenues compared with 27% of revenues for the year ended December 31, 1999. Selling, general and administrative expenses for the year ended December 31, 2000 increased by $13,610,000 as compared with 1999. This increase was primarily due to additional staff and higher marketing expenses for new product introductions, the expansion of internal sales offices and higher professional expenses.

     Total research and development expenses for the year ended December 31, 2000 were 7% compared with 9% of revenues for the year ended December 31, 1999. Research and development expenses for the year ended December 31, 2000 increased by $622,000 compared with 1999 because of additional staffing. Current research and development activities are primarily focused on additional ASIC development for future products, and the expansion of Company's existing Internet infrastructure product line.

     Goodwill amortization in 2000 increased by $736,000 to $3,174,000 as compared with $2,438,000 in 1999, due to the amortization of goodwill related to prior year acquisitions being amortized for a full year in 2000 and current year earn-out payments related to those acquisitions being added to goodwill in 2000.

     During the year ended December 31, 2000, the Company recognized foreign currency gains of $78,000, primarily due to dollar denominated deposit accounts maintained in Europe. During the year ended December 31, 1999, the Company recognized foreign currency gain of $752,000, also primarily due to dollar denominated deposit accounts maintained in Europe. Such foreign currency gains and losses result from the movement in the value of the U.S. dollar against the functional currencies used by the Company's foreign subsidiaries.

     The effective tax rate was 35% for the year ended December 31, 2000 compared to 38% for the year ended December 31, 1999. The effective tax rate for 2000 decreased due to the reversal of a valuation allowance related to the Company's German subsidiary and expansion of the Company's international operations.

     At June 30, 2000, the Company performed a review for impairment of the long-lived assets related to Quantum Manufacturing Technologies, Inc. ("QMT"), a majority owned subsidiary of the Company. Based on its evaluation, the Company determined that all of the long-lived assets related to QMT were fully impaired and as result recorded an impairment charge of $2,173,000. Effective July 1, 2000 QMT is accounted for on the equity method as the Company's ownership percentage decreased below fifty percent.

Liquidity and Capital Resources

     The Company's principal sources of operating funds have been from operations. Net cash provided by operating activities was $21,032,000 for the year ended December 31, 2001 while net cash used in operating activities for the year ended December 31, 2000 was $1,813,000. Net cash provided by operating activities for the year ended December 31, 1999 was $11,127,000. Operating activities in 2001 included a decrease in accounts receivable of $12,818,000 and an increase in deferred income taxes of $13,178,000, and an increase of $21,022,000 due to third quarter charges, and other non-cash expenses which include $4,773,000 of restructuring charges, $6,714,000 provision for excess and obsolete inventory, $1,907,000 for warranty provision, $4,030,000 for goodwill impairment, $1,206,000 for a write-off of long-term investment, and $2,392,000 for a write-off of capitalized software.

     Net cash used in investing activities for 2001 of $10,940,000 decreased from 2000 primarily due to a decrease in capitalized software costs of $5,032,000. Investing activities in 2000 included $2,756,000 related to acquisition of the Systematic and $1,000,000 related to the acquisition of Infocal.

     Net cash used in financing activities in 2001 of $2,306,000 included $1,034,000 of exercise of common stock options while net cash provided by financing activities in 2000 of $9,847,000 included $12,942,000 of exercise of common stock options.

     At December 31, 2001, the Company's subsidiaries in the United Kingdom, Germany, France, Netherlands and Japan carry approximately $741,000, $779,000, $769,000, $2,814,000 and $1,450,000, respectively, in interest earning deposits which may result in foreign exchange gains or losses due to the fact that the functional currency in those subsidiaries is not the U.S. dollar.

     Management believes that the effect of inflation on the business of the Company for the past three years has been minimal.

     The Company believes that its current working capital of $68,991,000 and anticipated working capital to be generated by future operations will be sufficient to support the Company's working capital requirements through at least December 31, 2002.

Acquisitions

     On October 22, 1999, the Company completed the acquisition of InfoCal LLC ("InfoCal"). InfoCal creates collaborative intranet/extranet applications, knowledge portals and distance learning applications and specializes in messaging strategy migration and implementation. The initial transaction value was $3.5 million, including $3.0 million paid in cash and 73,060 split adjusted shares of Rainbow common stock valued at $500,000. In fiscal 2000, an additional $1.0 million was paid out related to an earn-out provision. This acquisition was accounted for using the purchase method of accounting. Approximately $4.5 million has been allocated to goodwill and is being amortized on a straight-line basis over ten years. Results of operations for InfoCal are included in the Company's consolidated results of operations beginning on October 22, 1999.

     On September 16, 1999, the Company completed the acquisition of InfoSec Labs, Incorporated ("InfoSec"). InfoSec has core competency in both enterprise and internet security solutions and is renowned for its security assessment and education programs. The total transaction value was $3.1 million, including $1.6 million paid in cash and 240,418 split adjusted shares of Rainbow common stock valued at $1.5 million. This acquisition has been accounted for using the purchase method of accounting. Approximately $3.1 million was allocated to goodwill and is being amortized on a straight-line basis over ten years. Results of operations for InfoSec are included in the Company's consolidated results of operations beginning on September 16, 1999 (see Note 1 to Notes to Consolidated Financial Statements).

     On May 12, 1999, the Company completed the acquisition of Systematic Systems Integration ("Systematic") for an initial purchase price of $9.6 million in cash with an additional cash payment of $1.5 million accrued at December 31, 1999 and paid in January 2000. An additional $1.3 million was paid out in fiscal 2000 related to an earn-out provision based upon revenues. This acquisition was accounted for using the purchase method of accounting. The entire purchase price and earn-out payments have been allocated to goodwill. The goodwill is being amortized on a straight-line basis over ten years. Systematic is a California-based eCommerce integration services firm that enables companies to seamlessly integrate diverse software and hardware platforms, communication systems and Internet technologies. Results of operations for Systematic are included in the Company's consolidated results of operations beginning on May 12, 1999.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for a business combination and requires all business combinations to be accounted for using the purchase method. SFAS No. 141 is effective for any business combinations initiated after June 30, 2001. SFAS No. 142, effective for the Company January 1, 2002, addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Goodwill and other intangible assets with indefinite lives will no longer be amortized but instead be subject to impairment tests at least annually. The Company will apply the new rules on accounting for goodwill and other intangible assets from prior acquisitions beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 is estimated to result in a decrease of goodwill amortization of approximately $2 million per year. The Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets under the new rules during 2002. The Company has not yet determined the effect these tests will have on its consolidated results of operations and financial condition.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144, effective for the Company January 1, 2002, supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions," for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. SFAS No. 144 is expected to have no impact upon initial adoption.

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

Interest Rate Risk

     At December 31, 2001 and 2000, the Company's marketable available-for-sale securities included $1,072,000 and $1,582,000, respectively, of fixed income securities. These securities are subject to interest rate risk and may decline in value when interest rates change. In January 2002, $800,000 of the Company's available-for-sale fixed income securities were sold. These investments do not represent a material market risk to the Company. The Company places substantially all of its interest bearing investments with major financial institutions and by policy limits the amount of credit exposure to any one financial institution.

Equity Price Risk

     The Company holds investments in marketable available-for-sale and trading equity securities which are subject to price risk. The fair value of such investments as of December 31, 2001 and 2000 were $1,195,000 and $5,251,000, respectively. The potential change in the fair value of these investments, assuming a 10% decline in prices, would be approximately $120,000 and $525,000, respectively, at December 31, 2001 and 2000.

Foreign Exchange Rate Risk

     The Company operates internationally and has adopted local currencies as the functional currencies for its foreign subsidiaries because their principal economic activities are most closely tied to the respective local currencies. This exposes the Company to market risk from changes in foreign exchange rates to the extent that transactions are not denominated in the U.S. dollar. In consolidation, the Company converts the accounts of its foreign subsidiaries from the functional currency to the U.S. dollar. As a result, the Company faces the risk that the foreign currencies will have declined in value as compared to the U.S. dollar, resulting in a foreign currency translation loss. Assuming an adverse 10% foreign exchange rate fluctuation, the Company would have experienced translation losses of approximately $2,841,000 and $2,861,000 at December 31, 2001 and 2000, respectively.

     The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the sales of its products in foreign markets. Assuming an adverse 10% foreign exchange rate fluctuation, the Company would have had a decrease in net income of approximately $200,000 and $600,000 for the years ended December 31, 2001 and 2000, respectively. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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

                                    PART III

Item 10.  All Directors and Executive Officers of the Registrant

     Reference is made to the information appearing under the caption "Election of Directors" in the Company's Proxy Statement to be submitted to the Commission on or before April 30, 2002.

Item 11.  Executive Compensation

     Reference is made to the information appearing under the caption "Executive Compensation" in the Company's Proxy Statement to be submitted to the Commission on or before April 30, 2002.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Reference is made to the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be submitted to the Commission on or before April 30, 2002.

Item 13.  Certain Relationships and Related Transactions

     Reference is made to the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be submitted to the Commission on or before April 30, 2002.

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

     (a)  1.   Consolidated Financial Statements

     Report of Independent Auditors

     Consolidated Balance Sheets at December 31, 2001 and 2000

     Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

     Notes to Consolidated Financial Statements

          2.   Consolidated Financial Statement Schedule

           II. Consolidated Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999

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

   Exhibit
    Number                                Description
    ------                                -----------

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

     10(z) Lease for premises at 8 Hughes, Irvine, California, between Alton Irvine Partners, LLC, a California limited liability company, and the Company (incorporated by reference to Exhibit 10(z) of the 2000 Form 10-K).

     10(aa) 2000 Incentive Stock Option Plan (incorporated by reference to Rainbow's Registration Statement on Form S-8 filed under the Securities Act of 1933).

     10(bb) Asset Purchase Agreement, dated December 29, 2000, between Kasten Chase Applied Research Limited and Mykotronx, Inc., (incorporated by reference to Exhibit 11(b) of the 2000 Form 10-K).

     10(cc)      2001 Nonstatutory Stock Option Plan  (incorporated by reference
                 to  Rainbow's   Registration   Statement  on   Form  S-8  filed
                 under Securities Act of 1933).

     21          List of Rainbow's wholly-owned subsidiaries.

     23          Consent of Independent Auditors.

(b)  Reports on Form 8-K

No reports on Form 8-K have been filed during the three months ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RAINBOW TECHNOLOGIES, INC.

                                        By:     /s/ WALTER W. STRAUB
                                            --------------------------------
                                                   Walter W. Straub

Date: March 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                         Title                     Date
          ---------                         -----                     ----

    /s/ WALTER W. STRAUB          President, Chief Executive      March 29, 2002
------------------------------      Officer, and Chairman
      Walter W. Straub                   of the Board


    /s/ PATRICK E. FEVERY            Vice President and           March 29, 2002
------------------------------     Chief Financial Officer
      Patrick E. Fevery


    /s/ ALAN K. JENNINGS                    Director              March 29, 2002
------------------------------
      Alan K. Jennings


   /s/ RICHARD P. ABRAHAM                   Director              March 29, 2002
------------------------------
     Richard P. Abraham


     /s/ MARVIN HOFFMAN                     Director              March 29, 2002
------------------------------
       Marvin Hoffman


   /s/ FREDERICK M. HANEY                   Director              March 29, 2002
------------------------------
     Frederick M. Haney

                           RAINBOW TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                      For The Year Ended December 31, 2001

                                                                            Page
                                                                            ----
Report of Independent Auditors............................................   F-2
Consolidated Balance Sheets...............................................   F-3
Consolidated Statements of Operations.....................................   F-4
Consolidated Statements of Shareholders' Equity...........................   F-5
Consolidated Statements of Cash Flows.....................................   F-6
Notes to Consolidated Financial Statements................................   F-7
Schedule II-- Consolidated Valuation and Qualifying Accounts..............  F-21

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Rainbow Technologies, Inc.

     We have audited the  accompanying  consolidated  balance  sheets of Rainbow
Technologies, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rainbow Technologies, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                         /s/ ERNST & YOUNG LLP

Orange County, California
February 26, 2002

                           RAINBOW TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                  December 31,       December 31,
                                                                                       2001               2000
                                                                                  -------------      -------------
                                     ASSETS
Current assets:
  Cash and cash equivalents ...............................................       $  28,778,000      $  19,458,000
  Marketable available-for-sale securities ................................           1,072,000          1,582,000
  Marketable trading securities ...........................................             123,000          3,669,000
  Accounts receivable, net of allowance for doubtful accounts
     of $1,858,000 and $1,460,000 in 2001 and 2000, respectively ..........          24,492,000         40,710,000
  Inventories .............................................................          20,711,000         30,395,000
  Income tax receivable ...................................................           1,844,000          7,444,000
  Deferred income taxes ...................................................          13,901,000          5,862,000
  Unbilled costs and fees .................................................           2,227,000          1,039,000
  Prepaid and other current assets ........................................           1,634,000          3,325,000
                                                                                  -------------      -------------
          Total current assets ............................................          94,782,000        113,484,000
Property, plant and equipment, at cost:
  Equipment ...............................................................          20,838,000         18,467,000
  Buildings ...............................................................           6,655,000          7,005,000
  Furniture ...............................................................           2,810,000          1,645,000
  Leasehold improvements ..................................................           2,946,000          1,837,000
                                                                                  -------------      -------------
                                                                                     33,249,000         28,954,000
  Less accumulated depreciation and amortization ..........................          17,336,000         13,266,000
                                                                                  -------------      -------------
       Net property, plant and equipment ..................................          15,913,000         15,688,000
Goodwill, net of accumulated amortization of $22,104,000 and
  $15,549,000 in 2001 and 2000, respectively ..............................          15,638,000         21,524,000
Software development costs, net of accumulated amortization
  of $11,218,000 and $4,411,000 in 2001 and 2000, respectively ............          10,768,000         12,833,000
Product licenses, net of accumulated amortization of
  $3,537,000 and $2,267,000 in 2001 and 2000, respectively ................           4,030,000          4,900,000
Deferred income taxes......................................................           2,421,000                 --
Other assets ..............................................................           2,413,000          2,780,000
                                                                                  -------------      -------------
                                                                                  $ 145,965,000      $ 171,209,000
                                                                                  =============      =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ........................................................       $   9,929,000      $   8,579,000
  Accrued payroll and related expenses ....................................           5,063,000          8,671,000
  Accrued restructuring costs..............................................           3,130,000                 --
  Warranty reserve ........................................................           2,417,000            386,000
  Other accrued liabilities ...............................................           5,041,000          6,327,000
  Long-term debt, due within one year .....................................             211,000            223,000
  Line of credit ..........................................................                  --          3,129,000
                                                                                  -------------      -------------
          Total current liabilities .......................................          25,791,000         27,315,000
Long-term debt, net of current portion ....................................             476,000            726,000
Deferred income taxes .....................................................                  --          2,718,000
Other liabilities .........................................................           2,959,000            702,000
Commitments and contingencies
Shareholders' equity:
  Common stock, $.001 par value, 55,000,000 shares authorized,
     26,157,594 and 25,980,252 shares issued and outstanding in
     2001 and 2000, respectively ..........................................              26,000             26,000
  Additional paid-in capital ..............................................          56,885,000         55,689,000
  Accumulated other comprehensive loss ....................................          (1,539,000)          (851,000)
  Retained earnings .......................................................          61,367,000         84,884,000
                                                                                  -------------      -------------
          Total shareholders' equity ......................................         116,739,000        139,748,000
                                                                                  -------------      -------------
                                                                                  $ 145,965,000      $ 171,209,000
                                                                                  =============      =============

                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years Ended December 31,


                                                                       2001               2000               1999
                                                                  -------------      -------------      -------------
Revenues:
  eSecurity Products ......................................       $  56,388,000      $  89,031,000      $  67,046,000
  Secure Communications Products ..........................          66,509,000         55,392,000         45,297,000
  Spectria ................................................          14,364,000         18,861,000          8,746,000
                                                                  -------------      -------------      -------------
          Total revenues ..................................         137,261,000        163,284,000        121,089,000

Operating expenses:
  Cost of eSecurity Products ..............................          38,021,000         27,174,000         19,385,000
  Cost of Secure Communications Products ..................          51,125,000         42,270,000         38,410,000
  Cost of Spectria ........................................           8,948,000         11,394,000          6,347,000
  Selling, general and administrative .....................          46,245,000         46,580,000         32,970,000
  Research and development ................................          10,209,000         11,485,000         10,863,000
  Goodwill amortization ...................................           2,787,000          3,174,000          2,438,000
  Restructuring costs .....................................           6,402,000                 --                 --
  Goodwill impairment .....................................           4,030,000                 --                 --
  Asset impairment charge .................................                  --          2,173,000                 --
                                                                  -------------      -------------      -------------
          Total operating expenses ........................         167,767,000        144,250,000        110,413,000

Operating income (loss) ...................................         (30,506,000)        19,034,000         10,676,000

Interest income ...........................................             579,000            930,000            862,000
Interest expense ..........................................            (141,000)          (133,000)          (191,000)
Gain (loss) on marketable trading securities ..............          (3,546,000)         2,881,000                 --
Write-off of long-term investment .........................          (1,206,000)                --                 --
Other income (expense), net ...............................             436,000           (423,000)         1,817,000
                                                                  -------------      -------------      -------------
Income (loss) before income taxes .........................         (34,384,000)        22,289,000         13,164,000
(Benefit) Provision for income taxes ......................         (10,867,000)         7,843,000          5,027,000
                                                                  -------------      -------------      -------------
Net income (loss) .........................................       $ (23,517,000)     $  14,446,000      $   8,137,000
                                                                  =============      =============      =============

Net income (loss) per share:
  Basic ...................................................       $       (0.90)     $        0.58      $        0.35
                                                                  =============      =============      =============
  Diluted .................................................       $       (0.90)     $        0.52      $        0.34
                                                                  =============      =============      =============

Shares used in computing net income (loss) per share:
  Basic ...................................................          26,055,000         24,965,000         23,054,000
                                                                  =============      =============      =============
  Diluted .................................................          26,055,000         27,932,000         24,212,000
                                                                  =============      =============      =============

                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years Ended December 31, 2001, 2000 and 1999


                                                                                Accumulated
                                           Common Stock           Additional       Other
                                      -------------------------     Paid-in    Comprehensive   Retained
                                        Shares        Amount        Capital        Loss        Earnings        Total
                                      -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 1998 .........   23,547,190   $    24,000   $30,323,000   $  (447,000)  $62,301,000   $92,201,000
Exercise of common stock options ...      627,038            --     3,417,000            --            --     3,417,000
Purchase and retirement of common
  stock ............................   (1,119,748)       (1,000)   (7,974,000)           --            --    (7,975,000)
Issuance of common stock ...........      313,478            --     2,000,000            --            --     2,000,000
Tax benefit of employee stock
  options ..........................           --            --       836,000            --            --       836,000
Other comprehensive loss:
  Unrealized gain on marketable
    securities (net of deferred
    taxes of $39,000) ..............           --            --            --        63,000            --        63,000
  Translation adjustment (net of
    deferred taxes of $484,000) ....           --            --            --      (789,000)           --      (789,000)
                                                                                                            -----------
      Total other comprehensive loss                                                                           (726,000)
Net income .........................           --            --            --            --     8,137,000     8,137,000
                                                                                                            -----------
Comprehensive income ...............                                                                          7,411,000
                                      -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 1999 .........   23,367,958        23,000    28,602,000    (1,173,000)   70,438,000    97,890,000
Exercise of common stock options ...    2,419,522         2,000    12,940,000            --            --    12,942,000
Issuance of common stock ...........      192,772         1,000       999,000            --            --     1,000,000
Tax benefit of employee stock
  options ..........................           --            --    13,148,000            --            --    13,148,000
Other comprehensive income:
  Unrealized loss on marketable
    securities (net of deferred
    taxes of $317,000) .............           --            --            --      (475,000)           --      (475,000)
  Translation adjustment (net of
    deferred taxes of $531,000) ....           --            --            --       797,000            --       797,000
                                                                                                            -----------
      Total other comprehensive
        income .....................                                                                            322,000
Net income .........................           --            --            --            --    14,446,000    14,446,000
                                                                                                            -----------
Comprehensive income ...............                                                                         14,768,000
                                      -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2000 .........   25,980,252        26,000    55,689,000      (851,000)   84,884,000   139,748,000
Exercise of common stock options ...      177,342            --     1,034,000            --            --     1,034,000
Tax benefit of employee stock
  options ..........................           --            --       162,000            --            --       162,000
Other comprehensive income:
  Unrealized gain on marketable
    securities (net of deferred
    taxes of $167,000) .............           --            --            --       274,000            --       274,000
  Translation adjustment (net of
    deferred taxes of $599,000) ....           --            --            --      (962,000)           --      (962,000)
                                                                                                            -----------
      Total other comprehensive
        loss .......................                                                                           (688,000)
Net loss ...........................           --            --            --            --   (23,517,000)  (23,517,000)
                                                                                                            -----------
Comprehensive loss..................                                                                        (24,205,000)
                                      -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2001 .........   26,157,594   $    26,000   $56,885,000   $(1,539,000)  $61,367,000   $116,739,000
                                      ===========   ===========   ===========   ===========   ===========   ===========

                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31,


                                                                                       2001              2000              1999
                                                                                   ------------      ------------      ------------
Cash flows from operating activities:
  Net income (loss) ..........................................................     $(23,517,000)     $ 14,446,000      $  8,137,000
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
  Amortization ...............................................................        8,661,000         5,608,000         4,440,000
  Depreciation ...............................................................        4,189,000         3,449,000         3,007,000
  Change in deferred income taxes ............................................      (13,178,000)       (1,948,000)         (764,000)
  Provision for doubtful accounts ............................................        1,984,000         1,078,000           434,000
  (Gain) loss from retirement of property, plant, and equipment ..............          (15,000)           15,000           117,000
  Minority interest in subsidiary's earnings (loss) ..........................          435,000           (14,000)         (891,000)
  Unrealized (gain) loss on marketable trading securities ....................        3,546,000        (2,881,000)               --
  Restructuring costs ........................................................        4,773,000                --                --
  Provision for excess and obsolete inventory ................................        6,714,000                --                --
  Warranty provision .........................................................        1,907,000                --                --
  Goodwill impairment ........................................................        4,030,000                --                --
  Write-off of long-term investment ..........................................        1,206,000                --                --
  Write-off of capitalized and developed software ............................        2,392,000                --                --
  Foreign currency gain on repayment of loan to foreign subsidiary ...........         (765,000)               --                --
  Asset impairment charge ....................................................               --         2,173,000                --
  Tax benefit of exercise of common stock options ............................          162,000        13,148,000           836,000
  Changes in operating assets and liabilities:
    Accounts receivable ......................................................       12,818,000       (14,909,000)       (8,883,000)
    Inventories ..............................................................        2,535,000       (18,325,000)       (1,361,000)
    Unbilled costs and fees ..................................................       (1,188,000)        1,877,000          (176,000)
    Prepaid expenses and other current assets ................................        1,670,000          (902,000)       (1,648,000)
    Accounts payable .........................................................        1,587,000           (48,000)        3,555,000
    Accrued liabilities ......................................................       (4,558,000)        3,245,000         4,050,000
    Billings in excess of costs and fees .....................................         (238,000)         (195,000)        1,239,000
    Income taxes .............................................................        5,882,000        (7,630,000)         (965,000)
                                                                                   ------------      ------------      ------------
        Net cash provided by (used in) operating activities ..................       21,032,000        (1,813,000)       11,127,000
Cash flows from investing activities:
  Capitalized software development costs .....................................       (5,032,000)       (8,484,000)       (1,907,000)
  Purchases of property, plant, and equipment ................................       (4,871,000)       (4,895,000)       (4,934,000)
  Purchase of marketable securities ..........................................               --          (409,000)               --
  Sale of marketable securities ..............................................               --                --         5,322,000
  Other non-current assets ...................................................         (806,000)           96,000          (906,000)
  Cash paid for investment in DataSafe Technologies, China ...................         (231,000)               --                --
  Net cash paid for acquisition of Systematic Systems Integration, Inc. ......               --        (2,756,000)       (9,590,000)
  Net cash paid for acquisition of InfoCal LLC ...............................               --        (1,000,000)       (2,965,000)
  Investment by new partners in QM Technologies, Inc. ........................               --                --           660,000
  Net cash paid for acquisition of InfoSec Labs, Inc. ........................               --                --        (1,647,000)
                                                                                   ------------      ------------      ------------
        Net cash used in investing activities ................................      (10,940,000)      (17,448,000)      (15,967,000)
Cash flows from financing activities:
  Exercise of common stock options ...........................................        1,034,000        12,942,000         3,417,000
  Borrowings (repayments) on line of credit ..................................       (3,129,000)       (2,871,000)        6,000,000
  Repayment of long-term debt ................................................         (211,000)         (224,000)         (306,000)
  Purchase and retirement of common stock ....................................               --                --        (7,974,000)
                                                                                   ------------      ------------      ------------
        Net cash provided by (used in) financing activities ..................       (2,306,000)        9,847,000         1,137,000
Effect of exchange rate changes on cash ......................................        1,534,000         2,163,000           512,000
                                                                                   ------------      ------------      ------------
Net increase (decrease) in cash and cash equivalents .........................        9,320,000        (7,251,000)       (3,191,000)
Cash and cash equivalents at beginning of year ...............................       19,458,000        26,709,000        29,900,000
                                                                                   ------------      ------------      ------------
Cash and cash equivalents at end of year .....................................     $ 28,778,000      $ 19,458,000      $ 26,709,000
                                                                                   ============      ============      ============
Supplemental disclosure of cash flow information:
  Income taxes paid ..........................................................     $  1,695,000      $  2,161,000      $  1,807,000
  Interest paid ..............................................................           97,000           288,000           182,000

                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

1. Summary of Significant Accounting Policies

General

     Rainbow Technologies, Inc. (the Company) develops, manufactures, programs and markets software and internet security products which prevent the unauthorized use of intellectual property, including software programs and provides privacy and security for network communications; develops and manufactures secure communication products for satellite communications; and provides customized eBusiness consulting services. The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform with the 2001 presentation.

     Share amounts for all years presented have been adjusted to reflect the impact of a two-for-one stock split effective October 9, 2000. In addition, during fiscal 2000 the number of common stock shares authorized for issuance was increased from 20,000,000 to 55,000,000.

     In the third quarter of 2001, the Company created Rainbow eSecurity, a new division focusing on the commercial security industry which combines all of the desktop, software security and internet and network infrastructure security solutions into a single business unit. Rainbow eSecurity was created through the consolidation of the Company's Digital Rights Management (DRM) and iVEA Operations. In connection with this reorganization, the Company recorded restructuring charges of $6,402,000 (see Note 12 to Notes to Consolidated Financial Statements).

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates. Significant estimates made in preparing these financial statements include the allowance for doubtful accounts, the reserve for excess and obsolete inventory, goodwill valuations, accrued warranty costs, restructuring costs, the valuation allowance for deferred tax assets and total estimated contract costs associated with billed and unbilled contract revenue.

Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Marketable Securities

     All investment securities are considered to be either trading or available-for-sale and are carried at fair value. There were no securities classified as trading for the year ended December 31, 1999. Management determines classification at the time of purchase and re-evaluates its appropriateness at each balance sheet date. The Company's marketable securities consist of tax-exempt and other debt instruments that bear interest at variable rates and equity securities. As of December 31, 2001, gross unrealized losses on trading securities were $3,546,000 while gross unrealized gains were $2,881,000 as of December 31, 2001. Gross unrealized gains (losses) on available for sale securities were $441,000, ($902,000) and $124,000 for the years ended December 31, 2001, 2000 and 1999, respectively. There were no realized gains (losses) for the year ended December 31, 2001, while realized gains were $186,000 for the year ended December 31, 2000. There were no material realized gains or losses for the year ended December 31, 1999. The cost of securities sold is based on the specific identification method.

     In January 2002, $800,000 of the Company's available-for-sale fixed income securities were sold.

Software Development Costs

     Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon the Company's product development process, technological feasibility is established upon completion of a working model. Amortization of capitalized software development costs commences when the products are available for general release to customers and are determined using the straight-line method over the expected useful lives of the respective products.

     Amortization of computer software development costs for the years ended December 31, 2001, 2000 and 1999 amounted to $6,627,000, $1,422,000 and
$588,000, respectively. At September 30, 2001, the Company wrote off $2,392,000 of previously capitalized software development costs which were determined to be obsolete.

Inventories

     Inventoried costs relating to long-term contracts are stated at actual production cost, including pro-rata allocations of factory overhead and general and administrative costs incurred to date, reduced by amounts identified with revenue recognized on units delivered. The costs attributed to units delivered under such long-term contracts are based on the estimated average cost of all units expected to be produced.

     Inventories other than inventoried costs relating to long-term contracts are stated at the lower of cost (first-in, first-out basis) or market.

Property, Plant and Equipment

     Additions to property, plant, equipment and leasehold improvements are recorded at cost and depreciated on the straight-line method over their estimated useful lives as follows:

                Buildings..........................        31 years
                Furniture..........................    3 to 6 years
                Equipment..........................    3 to 7 years
                Leasehold improvements.............   Term of lease

Goodwill, Intangible Assets, and Other Long-Lived Assets

     Goodwill and intangible assets consisting of product licenses and patents are amortized using the straight-line method over seven to ten years. Goodwill represents the excess of purchase price over the estimated fair value of assets acquired.

     The Company evaluates the recoverability of its long-lived assets, including goodwill and intangible assets, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires a review for impairment on long-lived assets used in operations when indicators of impairment are identified, such as technology obsolescence, reductions in demand or economic slowdowns in the Company's industry segments. Reviews are performed to determine whether the carrying value of assets is impaired, based on comparison to undiscounted future cash flows. If this comparison indicates impairment, the impaired asset is written-down to fair value, using a discounted cash flow analysis. Impairment is based on the excess of the carrying amount over the fair value of those assets.

     At September 30, 2001, the Company recorded a goodwill impairment charge of $4,030,000 relating to its eSecurity (Wyatt River Software $1,491,000) and Spectria (Infosec Labs $2,539,000) industry segments (see Note 12).

     The evaluation of the recoverability of goodwill is significantly affected by management's estimates of future operating cash flows from the acquired businesses to which the goodwill relates. If, in future periods, estimates of the present value of future operating cash flows decrease, the Company would be required to further write-down the goodwill, intangible assets, and other long-lived assets. Any such write-down could have a material adverse effect on the Company's consolidated financial position and results of operations. The Company will closely monitor its remaining goodwill, intangible assets, and other long-lived assets.

     At June 30, 2000, the Company performed a review for impairment of the long-lived assets related to QMT. Based on its evaluation, the Company determined that all of the long-lived assets related to QMT were fully impaired and, as a result, recorded an impairment charge of $2,173,000. Effective July 1, 2000, QMT is accounted for on the equity method as the company's ownership percentage decreased below fifty percent.

Other Assets

     Other assets primarily represent investments in early stage companies that are accounted for on the cost basis. The Company periodically reviews these investments for other-than-temporary declines in fair value and writes down investments to their fair value when an other-than-temporary decline has occurred based on the specific identification method. The Company generally believes an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for two consecutive quarters, absent evidence to the contrary.


     At September 30, 2001, the Company determined that the carrying value of one of Spectria's long-term investments became fully impaired. As a result of the downturn in economic conditions. Accordingly, the Company recorded a pre-tax charge of $1,206,000 to fully write-off the investment.

Revenue Recognition

eSecurity

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

Spectria

     The Company recognizes revenues from eBusiness consulting fees as services are performed on a time and materials basis.

Warranty

     The Company generally warrants its products for one year. An estimate of the amount required to cover warranty expense on products sold is charged against income at the time of sale.

Advertising

     The Company expenses the costs of advertising as incurred. Advertising expense was $3,246,000, $3,381,000 and $3,709,000 for 2001, 2000 and 1999,
respectively.

Shipping and Handling Costs

     The Company's shipping and handling costs are included in cost of sales.

Research and Development

     Expenditures for research and development are expensed as incurred.

Income Taxes

     Deferred taxes are provided for items recognized in different periods for financial and tax reporting purposes in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting For Income Taxes."

Foreign Currency

     Balance sheet accounts denominated in foreign currency are translated at exchange rates as of the date of the balance sheet and statement of operations accounts are translated at average exchange rates for the period. Translation gains and losses are accumulated as a separate component of Accumulated Other Comprehensive Loss within Shareholders' Equity. The Company has adopted local currencies as the functional currencies for its subsidiaries because their principal economic activities are most closely tied to the respective local currencies.

     The Company does not engage in currency speculation. Foreign currency transaction gains and losses are included in current operations and are not material for years ended December 31, 2001, 2000, and 1999. There were no foreign exchange contracts entered into during the years ended December 31, 2001, 2000 or 1999.

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

Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the assumed conversion of all dilutive securities, consisting of employee stock options. Common equivalent shares of 6,502,035 for the year ended December 31, 2001 have been excluded from diluted earnings (loss) per share as the effect would be antidilutive.

Concentrations of Business and Credit Risk

     Financial instruments which potentially subject the Company to credit risk consist principally of trade receivables and interest bearing investments. The Company performs on-going credit evaluations of its customers and generally does not require collateral. The Company maintains adequate reserves for potential losses and such losses, which have historically been minimal (excluding the third quarter charge of $1.6 million), have been included in management's estimates. The Company places substantially all of its interest bearing investments with major financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.

     The Company sells the majority of its eSecurity Products to software developers and wholesale distributors throughout North America, Europe and Asia Pacific.

     The majority of the Company's Secure Communications Products are sold to the U.S. Government (see Note 3). The U.S. Government accounted for approximately 26%, 33%, and 25% of consolidated revenues in 2001, 2000, and 1999, respectively. In addition, approximately 38% and 30% of consolidated accounts receivable and 44% and 79% of unbilled costs and fees at December 31, 2001 and 2000, respectively, were related to the U.S. Government.

     For its Secure Communications Products, the Company's manufacturing operations include the testing of Application Specific Integrated Circuits ("ASICs") and the assembly and testing of its satellite ground units and network communications products. The Company has specific encryption technology embedded into ASIC chip that are fabricated to the Company's specifications by ASIC chip manufacturers. The Company currently has relationships with four such ASIC circuit manufacturers. These ASIC are processed to the specifications of the U.S. Government and the Company. Any interruption in the availability of these ASIC circuits could have a material adverse effect on the consolidated results of operations and cash flows of the Company.

     The Company currently has manufacturing relationships with two suppliers to manufacture the Company's principal Secure Communications Product. Any interruption in the availability of this product would have a material adverse effect on the consolidated results of operations and cash flows of the Company. Having two sources mitigates the risk of any delivery shortfall resulting from one source having production difficulties. One manufacturing agreement expires in March 2003, the other manufacturing agreement expires in February 2004.

     For the Sentinel Superpro product, the Company currently has one supplier of the custom ASIC chip used for some of its eSecurity product lines and this supplier has multiple foundries available to produce the ASIC chip. If the supplier is unable to fulfill the Company's requirements, the Company may experience an interruption in the production of its products until an alternative source of supply is developed. The Company maintains a six-month inventory of these ASIC chips in order to limit the potential for such an interruption. The Company believes that there are a number of companies capable of commencing the manufacture of these ASIC chips within six months of such an interruption.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for a business combination and requires all business combinations to be accounted for using the purchase method. SFAS No. 141 is effective for any business combinations initiated after June 30, 2001. SFAS No. 142, effective for the Company January 1, 2002, addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Goodwill and other intangible assets with indefinite lives will no longer be amortized but instead be subject to impairment tests at least annually. The Company will apply the new rules on accounting for goodwill and other intangible assets from prior acquisitions beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 is estimated to result in a decrease of goodwill amortization of approximately $2 million per year. The Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets under the new rules during 2002. The Company has not yet determined the effect these tests will have on its consolidated results of operations and financial condition.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144, effective for the Company January 1, 2002, supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions," for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. SFAS No. 144 is expected to have no impact upon initial adoption.

2. Acquisitions

     On October 22, 1999, the Company completed the acquisition of InfoCal LLC ("InfoCal"). InfoCal creates collaborative intranet/extranet applications, knowledge portals and distance learning applications and specializes in messaging strategy migration and implementation. The initial transaction value was $3.5 million, including $3.0 million paid in cash and 73,060 split adjusted shares of Rainbow common stock valued at $500,000. In fiscal 2000, an additional $1.0 million was paid out related to an earn-out provision. This acquisition was accounted for using the purchase method of accounting. Approximately $4.5 million has been allocated to goodwill and is being amortized on a straight-line basis over ten years. Results of operations for InfoCal are included in the Company's consolidated results of operations beginning on October 22, 1999.

     On September 16, 1999, the Company completed the acquisition of InfoSec Labs, Inc. ("InfoSec"). InfoSec has core competency in both enterprise and internet security solutions is renowned for its security assessment and education programs. The total transaction value was $3.1 million, including $1.6 million paid in cash and 240,418 split adjusted shares of Rainbow common stock valued at $1.5 million. This acquisition was accounted for using the purchase method of accounting. Approximately $3.1 million was allocated to goodwill and is being amortized on a straight-line basis over ten years. Results of operations for InfoSec are included in the Company's consolidated results of operations beginning on September 16, 1999 (See Note 1).

     On May 12, 1999, the Company completed the acquisition of Systematic Systems Integration ("Systematic") for an initial purchase price of $9.6 million in cash with an additional cash payment of $1.5 million accrued at December 31, 1999 and paid in January 2000. An additional $1.3 million was paid out in fiscal 2000 related to an earn-out provision based upon revenues. This acquisition was accounted for using the purchase method of accounting. The entire purchase price and earn-out payments have been allocated to goodwill. The goodwill is being amortized on a straight-line basis over ten years. Systematic is a California-based eCommerce integration services firm that enables companies to seamlessly integrate diverse software and hardware platforms, communication systems and internet technologies. Results of operations for Systematic are included in the Company's consolidated results of operations beginning on May 12, 1999.

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

     To facilitate interim billings during the performance of its contracts, the Company establishes provisional billing rates, which are used in recognizing contract revenue and contract accounts receivable. The provisional billing rates are adjusted to actual at year-end and are subject to adjustment after Government audit.

     The Company has unbilled costs and fees related to government contracts of $2,168,000 and $1,039,000 at December 31, 2001 and 2000, respectively. Based on the Company's experience with similar contracts in recent years, the unbilled costs and fees are expected to be collected within one year.

4. Inventories

     Inventories consist of the following at December 31:

                                                                              2001            2000
                                                                          ------------    ------------
          Raw materials ...............................................   $ 14,016,000    $ 11,896,000
          Work in process .............................................      2,643,000       2,538,000
          Finished goods ..............................................      5,883,000      11,239,000
          Inventoried costs relating to long-term contracts, net
            of amounts attributed to revenues recognized to date ......      4,569,000       5,499,000
          Reserve for excess and obsolete inventory ...................     (6,400,000)       (777,000)
                                                                          ------------    ------------
                                                                          $ 20,711,000    $ 30,395,000
                                                                          ============    ============

     General and administrative expenses in inventory at December 31, 2001 and 2000 were $258,000 and $411,000, respectively.

5. Long-Term Debt

     Long-term debt consists of a note payable to a bank with principal and interest at 11.6%, payable quarterly in French Francs. The note matures in January 2005 and is secured by a building with a net book value of $3,723,000 at December 31, 2001. Annual principal payments are as follows:

                   2002.........................    $  211,000
                   2003.........................       211,000
                   2004.........................       211,000
                   2005.........................        54,000
                                                    ----------
                                                    $  687,000
                                                    ==========

6. Line of Credit

     The Company had a $5 million revolving line of credit which expired on June 7, 2001. At December 31, 2000, there was $3.1 million outstanding under the line of credit which was repaid in January 2001.

7. Accumulated Other Comprehensive Loss

     Accumulated other comprehensive loss is comprised of unrealized foreign currency translation losses of $1,272,000, and $310,000, net of deferred taxes, at December 31, 2001 and 2000, respectively, and unrealized losses on marketable securities of $267,000 and $541,000, net of deferred taxes, at December 31, 2001 and 2000, respectively.

8. Fair Value of Financial Instruments

     The Company's financial instruments consist principally of cash, marketable securities, receivables, unbilled costs and fees, payables, long-term investments, and borrowings. The Company believes all of the financial instruments' recorded values approximate current fair values, as a result of the short-term nature of these instruments, except as noted in the table below.

     The estimated fair value of the long-term debt is based upon current market information and an appropriate valuation methodology.

                                                         2001                          2000
                                               -------------------------     -------------------------
                                                Carrying      Estimated       Carrying      Estimated
                                                  Value       Fair Value        Value       Fair Value
                                               ----------     ----------     ----------     ----------
          Long-term debt ..................    $  687,000     $  754,000     $  949,000    $ 1,076,000

9. Commitments and Contingencies

     The Company has purchase commitments with various vendors arising out of the normal course of business for approximately $20,729,000 as of December 31, 2001. These purchase commitments have terms less than one year.

     Annual obligations under non-cancelable operating leases are as follows:

                   2002.........................    $  2,701,000
                   2003.........................       2,705,000
                   2004.........................       2,697,000
                   2005.........................       1,887,000
                   2006 and thereafter..........          66,000
                                                    ------------
                                                    $ 10,056,000
                                                    ============

     Rent expense charged to operations for the years ended December 31, 2001, 2000, and 1999 were $3,238,000, $2,261,000 and $1,743,000, respectively.

Litigation

     In September 1998, a patent infringement action was filed against the Company by Globetrotter, Inc., alleging that certain of the Company's products infringe patents owned by Globetrotter. The complaint seeks unspecified monetary damages and a permanent injunction banning the use of the products alleged to infringe the Globetrotter patents. On September 24, 2001, the District Court granted partial summary judgment in favor of the Company as it relates to allegations by Globetrotter. The Company has filed a counterclaim alleging antitrust and unfair competition and has been vigorously prosecuting their antitrust and other business tort claims. The counterclaims are presently set for trail on September 10, 2002.

     In July 1998, a patent infringement claim was filed against the Company by Andrew Pickholtz, alleging that certain of the Company's products infringe patents owned by Pickholtz. The complaint seeks unspecified monetary damages. The Company filed a motion for summary judgment of noninfringement that was decided in favor of the Company in December 2000. In January 2001, Mr. Pickholtz filed a notice of appeal. After considering legal briefs filed by the Company and by Mr. Pickholtz, the Court of Appeals for the Federal Circuit heard oral arguments in the case on November 7, 2001, but as of February 28, 2002 has not ruled on the appeal. The Company continues to believe the claims are without merit as found by the trial court and intends to continue to vigorously defend against any infringement claims made by Mr. Pickholtz.

     The Company is also involved in other legal proceedings and claims arising in the ordinary course of business. The Company does not believe that any liabilities related to the legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to the Company's consolidated financial condition, results of operations or cash flows.

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

     As of December 31, 2001, the total number of shares of common stock reserved for issuance under the existing stock option plans was 8,605,317 and the total number of options available for grant was 2,103,282. Under the plans, non-statutory or incentive stock options may be granted to key employees and individuals who provide services to the Company. Options become exercisable and expire at the discretion of the Board of Directors, although the plan specifies that no options shall be exercisable prior to 12 months from the date of grant and all options expire ten years from the date of grant. Options generally vest over 4 years.

     The following is a summary of changes in options outstanding pursuant to the plans for the years ended December 31:

                                                         2001                         2000                         1999
                                              --------------------------   ---------------------------  ---------------------------
                                                             Weighted                      Weighted                     Weighted
                                                             Average                       Average                      Average
                                               Options    Exercise Price    Options     Exercise Price   Options     Exercise Price
                                              ----------  --------------   ----------   --------------  ----------   --------------
Outstanding -- beginning
  of year ................................     5,591,196       $ 8.97       6,395,910       $ 5.62       5,559,738       $ 5.49
  Granted ................................     2,022,550         3.95       2,022,600        15.04       1,999,450         6.06
  Exercised ..............................      (177,342)        5.83      (2,419,522)        5.34        (627,038)        5.45
  Forfeited and expired ..................      (934,369)        9.52        (407,792)        7.88        (536,240)        6.19
                                              ----------       ------      ----------       ------      ----------       ------
Outstanding -- end
  of year ................................     6,502,035       $ 7.43       5,591,196       $ 8.97       6,395,910       $ 5.62
                                              ==========                   ==========                   ==========

Exercisable at end of year ...............     3,513,029       $ 7.50       2,229,688       $ 5.57       3,266,646       $ 5.26
Weighted-average fair value of
  options granted during the year ........    $     2.55                   $     8.64                   $     2.78

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                                  Outstanding                              Exercisable
                                ------------------------------------------------    ----------------------------
                                               Weighted Average     Weighted                        Weighted
             Range of             Number          Remaining          Average          Number         Average
          Exercise Prices       Outstanding    Contractual Life   Exercise Price    Exercisable   Exercise Price
          ---------------       -----------    ----------------   --------------    -----------   --------------
          $ 3.30 to $ 4.71       1,960,188            8.3           $    3.71          370,762      $    3.92
            5.04 to   7.50       2,977,323            5.8                5.92        2,401,502           5.89
            7.88 to  10.81         309,819            7.0               10.48          200,249          10.32
           15.97 to  16.94       1,254,705            8.0               16.06          540,516          16.09

     The  weighted   average   remaining   contractual  life  of  stock  options
outstanding at December 31, 2001,  2000,  and 1999 was 7.0 years,  7.8 years and
7.4 years, respectively.

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999: risk free interest rate of 4.0% for 2001, 6.1% for 2000 and 5.6% for 1999; dividend yield of 0% for 2001, 2000, and 1999;
volatility factor of the expected market price of the Company's common stock of ..87 for 2001, 0.70 for 2000 and 0.51 for 1999; and a weighted-average life of the option of 4.0 years for 2001, 2000, and 1999.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                          2001             2000             1999
                                                     --------------    ------------     ------------
          Pro forma net income (loss) ............   $ (27,984,000)    $ 11,421,000     $  6,568,000
          Pro forma earnings (loss) per share:
            Basic ................................   $       (1.07)    $        .46     $        .29
            Diluted ..............................   $       (1.07)    $        .41     $        .27

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

12. Restructuring and Other Charges

     In the third quarter 2001, the Company restructured and consolidated its Digital Rights Management (DRM) and iVEA operations (eSecurity segment), resulting in a net staff reduction of 97 employees across all employee groups primarily in the U.S. and recorded restructuring charges of $6,402,000. Also during the third quarter, other charges aggregating $19,688,000 were recorded.

The following table summarizes the Company's restructuring costs and activities in the restructuring reserves (in thousands):

                                             FACILITIES
                                                 AND
                                              EQUIPMENT   SEVERANCE     Total
                                              ---------   ---------   ---------
Charged to costs and expenses                 $   5,271   $   1,131   $   6,402

Cash payments                                      (698)       (931)     (1,629)
                                              ---------   ---------   ---------

Restructuring balance, December 31, 2001      $   4,573   $     200   $   4,773
                                              =========   =========   =========

The current portion of the restructuring reserve of $3,130,000 relating to office space reduction and severance is recorded in other accrued liabilities while the long-term portion of the reserve of $1,643,000 is recorded in other liabilities. Exit activities are anticipated to continue through 2002 with lease obligations currently expiring in 2005.

The following table summarizes the other charges recorded in the third quarter of 2001 (in thousands):

                                                  COST         SELLING,
                                                   OF        GENERAL AND     GOODWILL      OTHER
                                                REVENUES    ADMINISTRATIVE   IMPAIRMENT    EXPENSE       Total
                                               -----------  --------------  -----------  -----------  -----------
Reserve for excess and obsolete inventory      $     7,414                                            $     7,414
Write-off of capitalized software                    2,392                                                  2,392
Warranty reserve                                     1,782                                                  1,782
Provision for bad debts                                              1,612                                  1,612
Goodwill impairment                                                               4,030                     4,030
Write-off of long-term investment                                                              1,206        1,206
Foreign currency transaction loss                                                              1,252        1,252
                                               -----------  --------------  -----------  -----------  -----------

Total third quarter 2001 other charges         $    11,588  $        1,612  $     4,030  $     2,458  $    19,688
                                               ===========  ==============  ===========  ===========  ===========

13. Income Taxes

     The provision (benefit) for income taxes consists of the following for the years ended December 31:

                                                2001             2000            1999
                                            -----------      -----------     -----------
          Current:
            Federal ...................    $  1,733,000      $ 5,498,000     $ 4,227,000
            State .....................          (4,000)       2,988,000         716,000
            Foreign ...................         582,000        1,305,000         848,000
                                           ------------      -----------     -----------
                                              2,311,000        9,791,000       5,791,000
          Deferred:
            Federal ...................     (11,591,000)        (385,000)       (813,000)
            State .....................      (1,587,000)      (1,563,000)         49,000
            Foreign ...................              --               --              --
                                           ------------      -----------     -----------
                                            (13,178,000)      (1,948,000)       (764,000)
                                           ------------      -----------     -----------
                                           $(10,867,000)     $ 7,843,000     $ 5,027,000
                                           ============      ===========     ===========

     A reconciliation of the statutory federal income tax provision (benefit) to the actual provision follows for the years ended December 31:

                                                                2001            2000            1999
                                                           ------------     -----------     -----------
     Statutory federal income tax expense ..............   $(12,034,000)    $ 7,801,000     $ 4,607,000
     State taxes, net of federal benefit ...............     (1,035,000)        926,000         569,000
     Non-deductible amortization of goodwill ...........      1,737,000         486,000         431,000
     Non-deductible subsidiary loss ....................             --         132,000         313,000
     Effect of foreign operations, net .................        668,000        (694,000)     (1,217,000)
     Valuation allowance ...............................             --        (517,000)             --
     Research and experimentation credit ...............       (245,000)        (60,000)             --
     Municipal interest ................................        (13,000)        (18,000)        (22,000)
     Other, net ........................................         55,000        (213,000)        346,000
                                                           ------------     -----------     -----------
                                                           $(10,867,000)    $ 7,843,000     $ 5,027,000
                                                           ============     ===========     ===========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company's deferred tax assets and liabilities are as follows for the years ended December 31:

                                                                              2001            2000
                                                                          -----------     -----------
       Deferred tax assets:
         Accruals and reserves not currently tax
            deductible ...............................................    $ 4,360,000     $ 2,602,000
         Restructuring costs .........................................      3,130,000              --
         Contract revenue recognized for tax reporting purposes ......      1,546,000       1,509,000
         Foreign tax loss carryforwards ..............................        505,000         505,000
         Tax credit carryforward .....................................      1,625,000         479,000
         Capital loss carryforward ...................................        372,000         448,000
         Net operating loss carryforward .............................      5,760,000         262,000
         Cumulative translation adjustment ...........................        686,000         150,000
         Book/tax basis difference in Wyatt River assets .............      1,556,000          26,000
         Contribution carryforward ...................................        154,000              --
                                                                          -----------     -----------
                 Total deferred tax assets ...........................     19,694,000       5,981,000

       Deferred tax liabilities:
         Accruals without tax effect .................................       (189,000)       (119,000)
         Tax depreciation ............................................       (750,000)       (250,000)
         State taxes .................................................       (972,000)       (390,000)
         Amortization of intangibles .................................     (1,461,000)     (2,078,000)
                                                                          -----------     -----------
                 Total deferred tax liabilities ......................     (3,372,000)     (2,837,000)
                                                                          -----------     -----------
       Net deferred tax asset ........................................    $16,322,000     $ 3,144,000
                                                                          ===========     ===========

     The Company currently has significant deferred tax assets, which are subject to periodic recoverability assessments. There is no valuation allowance provided against the deferred tax assets as the Company believes it is more likely than not that these assets will be realized. This conclusion is based upon the expectation of future taxable income and tax planning strategies.

     At December 31, 2001, the Company has federal net operating loss carryforwards of approximately $14,473,000 which begin to expire in 2020. In addition, the Company is successor to net operating losses of approximately $4,876,000 from the acquisition of Wyatt River Software which are subject to the change of ownership provisions and are limited to approximately $204,000 per year.

     At December 31, 2001, the Company had a federal research and development credit carryforward of approximately $699,000 which will begin to expire in 2018.

     Utilization of the federal net operating loss and research and development credit carryforwards could be limited in future years, if the Company were to experience a greater than 50 percent change in ownership within a 3-year period as defined in sections 382 and 383 of the United States Internal Revenue Code of 1986.

     United States and foreign earnings before income taxes are as follows for the years ended December 31:

                                          2001           2000           1999
                                     ------------    -----------    -----------
          United States ..........   $(31,772,000)   $16,827,000    $ 7,262,000
          Foreign ................     (2,612,000)     5,462,000      5,902,000
                                     ------------    -----------    -----------
                                     $(34,384,000)   $22,289,000    $13,164,000
                                     ============    ===========    ===========

     The Company realized tax benefits of $162,000, $13,148,000, and $836,000 in 2001, 2000 and 1999, respectively, from the exercise of non-qualified stock options and disqualifying disposition of incentive stock options.

14. Benefit Plans

     At December 31, 2001, the Company sponsored two tax deferred defined contribution plans for all eligible US employees. Under both plans, the employer matches certain employee contributions. During the years ended December 31, 2001, 2000, and 1999, Company contributions under both Plans totaled approximately $563,000, $586,000, and $453,000, respectively.

15. Industry Segments

     The Company currently operates in three industry segments. The first segment is the development and sale of devices which protect data and software from unauthorized use, products that provide access control to computer networks, Internet Websites and virtual private networks and products which accelerate performance of security servers and network equipment (eSecurity Products segment that was the Secure Software Distribution Products and Internet Performance and Security segments combined in the prior year). The second segment is the development and sale of information security products to provide privacy and security for voice communication and data transmission (Secure Communications Products segment that was the Information Security Products segment in the prior year). The third segment provides services that enable companies to integrate diverse software and hardware platforms (Spectria). All intercompany transactions are accounted for on the same basis as those with third-parties.

     A summary of the Company's operations by industry segment follows:

                                                                       Year Ended December 31, 2001
                                              --------------------------------------------------------------------------------

                                                                  Secure
                                                eSecurity     Communications      Spectria       Elimination      Consolidated
                                              -------------    -------------   -------------    -------------    -------------
     Revenues:
       External customers ..................  $  56,388,000    $  66,509,000   $  14,364,000    $          --    $ 137,261,000
       Intersegment ........................             --          282,000              --         (282,000)              --
     Operating income (loss) ...............    (38,215,000)      13,281,000      (5,572,000)              --      (30,506,000)
     Interest expense ......................        119,000               --          22,000               --          141,000
     Interest income .......................        440,000          139,000              --               --          579,000
     Income tax provision (benefit) ........    (16,164,000)       5,297,000              --               --      (10,867,000)
     Capital expenditures ..................      3,272,000        1,566,000          33,000               --        4,871,000
     Identifiable assets ...................    153,382,000       58,292,000      35,908,000     (101,617,000)     145,965,000
     Significant non-cash items:
       Changes in deferred taxes ...........    (13,178,000               --              --               --      (13,178,000)
       Reserve for excess and obsolete
         inventory .........................      6,400,000               --              --               --        6,400,000
       Warranty reserves....................      2,075,000          342,000              --               --        2,417,000
       Provision for doubtful accounts
         receivables .......................      1,130,000          346,000         382,000               --        1,858,000

       Write-off of capitalized and
         developed software.................      2,392,000               --              --               --        2,392,000

       Unrealized loss on marketable
         trading securities ................      3,546,000               --              --               --        3,546,000
       Depreciation and amortization .......      7,634,000        2,618,000       2,598,000               --       12,850,000
       Restructuring costs .................      5,830,000               --         572,000               --        6,402,000
       Goodwill impairment .................      1,491,000               --       2,539,000               --        4,030,000
       Write-off of long-term investment ...             --               --       1,206,000               --        1,206,000
       Foreign currency transaction loss ...      1,252,000               --              --               --        1,252,000

                                                                       Year Ended December 31, 2000
                                              --------------------------------------------------------------------------------

                                                                  Secure
                                                eSecurity     Communications      Spectria       Elimination      Consolidated
                                              -------------    -------------   -------------    -------------    -------------
        Revenues:
          External customers ..............   $  89,031,000    $  55,392,000   $  18,861,000    $          --    $ 163,284,000
          Intersegment ....................              --        2,059,000              --       (2,059,000)              --
        Operating income (loss) ...........       9,602,000       12,243,000      (2,811,000)              --       19,034,000
        Interest expense ..................         128,000               --           5,000               --          133,000
        Interest income ...................         743,000          146,000          41,000               --          930,000
        Income tax provision ..............       2,885,000        4,958,000              --               --        7,843,000
        Capital expenditures ..............       3,547,000          541,000         807,000               --        4,895,000
        Identifiable assets ...............     223,708,000       43,945,000      44,107,000     (140,551,000)     171,209,000
        Significant non-cash items:
          Unrealized gain on marketable
            trading securities ............       2,881,000               --              --               --        2,881,000
          Changes in deferred taxes .......      (1,948,000)              --              --               --       (1,948,000)
          Depreciation and amortization ...       5,074,000        1,835,000       2,148,000               --        9,057,000
          Asset impairment charge .........       2,173,000               --              --               --        2,173,000
          Provision for doubtful
            accounts receivables ..........       1,117,000               --         343,000               --        1,460,000


                                                                       Year Ended December 31, 1999
                                              --------------------------------------------------------------------------------

                                                                  Secure
                                                eSecurity     Communications      Spectria       Elimination      Consolidated
                                              -------------    -------------   -------------    -------------    -------------
         Revenues:
           External customers .............   $  67,046,000    $  45,297,000   $   8,746,000    $          --    $ 121,089,000
           Intersegment ...................          95,000        1,869,000              --       (1,964,000)              --
         Operating income (loss) ..........       5,273,000        5,917,000        (514,000)              --       10,676,000
         Interest expense .................         177,000            3,000          11,000               --          191,000
         Interest income ..................         676,000          174,000          12,000               --          862,000
         Income tax provision .............       2,810,000        2,217,000              --               --        5,027,000
         Capital expenditures .............       2,638,000        1,661,000         635,000               --        4,934,000
         Identifiable assets ..............     120,174,000       32,165,000      22,956,000      (44,757,000)     130,538,000
         Significant non-cash items:
           Changes in deferred taxes ......        (764,000)              --              --               --         (764,000)
           Depreciation and amortization ..       5,062,000        1,530,000         855,000               --        7,447,000

     A summary of the Company's operations by geographic area follows:

                                                      For the Year Ended December 31, 2001
                              --------------------------------------------------------------------------------
                                 United                                            United
                                 States         Netherlands       France           Kingdom          Europe
                              -------------    -------------   -------------    -------------    -------------
     Sales to unaffiliated
       customers ..........   $ 113,282,000    $   7,532,000   $   3,653,000    $   3,563,000    $   2,213,000
     Transfers between
       geographic areas ...      11,943,000        6,419,000         324,000               --               --
                              -------------    -------------   -------------    -------------    -------------
         Revenues .........   $ 125,225,000    $  13,951,000   $   3,977,000    $   3,563,000    $   2,213,000
                              =============    =============   =============    =============    =============
     Operating income
       (loss) .............   $ (27,937,000)   $   2,350,000   $  (1,836,000)   $  (2,129,000)   $  (1,038,000)
     Long-lived assets ....      78,661,000       21,353,000       6,006,000        1,047,000           88,000
     Net assets ...........     116,827,000       22,710,000      (2,110,000)       3,909,000        3,989,000

                                   For the Year Ended December 31, 2001
                              -----------------------------------------------

                              Asia-Pacific      Elimination     Consolidated
                              -------------    -------------    -------------
     Sales to unaffiliated
       customers ..........   $   7,018,000    $          --    $ 137,261,000
     Transfers between
       geographic areas ...         398,000      (19,084,000)              --
                              -------------    -------------    -------------
         Revenues .........   $   7,416,000    $ (19,084,000)   $ 137,261,000
                              =============    =============    =============
     Operating income
       (loss) .............   $   1,106,000    $  (1,022,000)   $ (30,506,000)
     Long-lived assets ....       1,276,000      (59,669,000)      48,762,000
     Net assets ...........       4,308,000      (32,894,000)     116,739,000

                                                      For the Year Ended December 31, 2000
                              --------------------------------------------------------------------------------
                                 United                                            United
                                 States         Netherlands       France           Kingdom          Europe
                              -------------    -------------   -------------    -------------    -------------
     Sales to unaffiliated
       customers ..........   $ 130,384,000    $  13,521,000   $   3,697,000    $   4,736,000    $   6,223,000
     Transfers between
       geographic areas ...       6,662,000        9,515,000         457,000               --               --
                              -------------    -------------   -------------    -------------    -------------
         Revenues .........   $ 137,046,000    $  23,036,000   $   4,154,000    $   4,736,000    $   6,223,000
                              =============    =============   =============    =============    =============
     Operating income
       (loss) .............   $   9,611,000    $  12,082,000   $  (1,926,000)   $    (412,000)   $    (576,000)
     Long-lived assets ....      92,755,000       18,016,000       7,171,000        1,044,000          493,000
     Net assets ...........     137,531,000       27,423,000       7,046,000        4,566,000          917,000

                                   For the Year Ended December 31, 2000
                              -----------------------------------------------

                              Asia-Pacific      Elimination     Consolidated
                              -------------    -------------    -------------
     Sales to unaffiliated
       customers ..........   $   4,723,000    $          --    $ 163,284,000
     Transfers between
       geographic areas ...         365,000      (16,999,000)              --
                              -------------    -------------    -------------
         Revenues .........   $   5,088,000    $ (16,999,000)   $ 163,284,000
                              =============    =============    =============
     Operating income
       (loss) .............   $     253,000    $       2,000    $  19,034,000
     Long-lived assets ....         331,000      (62,085,000)      57,725,000
     Net assets ...........         919,000      (38,654,000)     139,748,000

                                                      For the Year Ended December 31, 1999
                              --------------------------------------------------------------------------------
                                 United                                            United
                                 States         Netherlands       France           Kingdom          Europe
                              -------------    -------------   -------------    -------------    -------------
      Sales to unaffiliated
        customers .........   $  94,379,000    $  12,426,000   $   4,644,000    $   4,350,000    $   2,844,000
      Transfers between
        geographic areas ..       4,126,000        6,627,000         629,000               --               --
                              -------------    -------------   -------------    -------------    -------------
          Revenues ........   $  98,505,000    $  19,053,000   $   5,273,000    $   4,350,000    $   2,844,000
                              =============    =============   =============    =============    =============
      Operating income
        (loss) ............   $   2,213,000    $   9,997,000   $    (634,000)   $       6,000    $    (771,000)
      Long-lived assets ...      87,836,000       16,022,000       7,628,000        1,148,000          509,000
      Net assets ..........     100,346,000       22,228,000       7,509,000        4,390,000          611,000

                                   For the Year Ended December 31, 1999
                              -----------------------------------------------

                              Asia-Pacific      Elimination     Consolidated
                              -------------    -------------    -------------
      Sales to unaffiliated
        customers .........   $   2,446,000    $          --    $ 121,089,000
      Transfers between
        geographic areas ..          95,000      (11,477,000)              --
                              -------------    -------------    -------------
          Revenues ........   $   2,541,000    $ (11,477,000)   $ 121,089,000
                              =============    =============    =============
      Operating income
        (loss) ............   $     (75,000)   $     (60,000)   $  10,676,000
      Long-lived assets ...         162,000      (61,424,000)      51,881,000
      Net assets ..........         646,000      (37,840,000)      97,890,000

     Geographic information for Europe encompasses the Company's operations in Germany and Russia while Asia-Pacific encompasses the Company's operations in China, Taiwan, Australia, Japan, and India. In determining operating income for each geographic area, sales and purchases between geographic areas have been accounted for on the basis of internal transfer prices set by the Company. Identifiable assets are those tangible and intangible assets used in operations in each geographic area.

16. Supplementary Quarterly Consolidated Financial Data (unaudited)

                                                     March 31,        June 30,     September 30,   December 31,
                                                      2001(1)         2001(1)    2001(1)(2)(3)(6)   2001(1)(6)
                                                   ------------    ------------  ----------------  ------------
     Revenues:
       eSecurity Products ......................   $ 17,247,000    $ 16,406,000    $ 10,305,000    $ 12,430,000
       Secure Communications Products ..........     18,648,000      17,137,000      14,855,000      15,869,000
       Spectria ................................      4,305,000       3,802,000       2,896,000       3,361,000
                                                   ------------    ------------    ------------    ------------
              Total revenues ...................   $ 40,200,000    $ 37,345,000    $ 28,056,000    $ 31,660,000
                                                   ============    ============    ============    ============
     Cost of revenues:
       eSecurity Products ......................   $  7,531,000    $  7,305,000    $ 16,092,000    $  7,093,000
       Secure Communications Products ..........     15,178,000      12,971,000      11,892,000      11,084,000
       Spectria ................................      2,635,000       2,053,000       1,981,000       2,279,000
                                                   ------------    ------------    ------------    ------------
              Total cost of revenues ...........   $ 25,344,000    $ 22,329,000    $ 29,965,000    $ 20,456,000
                                                   ============    ============    ============    ============
     Operating income (loss) ...................   $ (1,956,000)   $ (2,172,000)   $(26,912,000)   $    534,000
     Net income (loss) .........................     (2,571,000)     (2,255,000)    (20,345,000)      1,654,000
     Net income (loss) per share:
       Basic ...................................   $       (.10)   $       (.09)   $       (.78)   $        .06
       Diluted .................................           (.10)           (.09)           (.78)            .06

                                                     March 31,       June 30,      September 30,   December 31,
                                                       2000         2000(4)(5)        2000(5)         2000(5)
                                                   ------------    ------------    ------------    ------------
     Revenues:
       eSecurity Products ......................   $ 20,077,000    $ 22,092,000    $ 24,341,000    $ 22,521,000
       Secure Communications Products ..........     11,532,000      11,653,000      14,396,000      17,811,000
       Spectria ................................      4,836,000       5,149,000       5,033,000       3,843,000
                                                   ------------    ------------    ------------    ------------
              Total revenues ...................   $ 36,445,000    $ 38,894,000    $ 43,770,000    $ 44,175,000
                                                   ============    ============    ============    ============
     Cost of revenues:
       eSecurity Products ......................   $  5,881,000    $  6,499,000    $  6,978,000    $  7,816,000
       Secure Communications Products ..........      9,371,000       9,292,000      10,912,000      12,695,000
       Spectria ................................      2,506,000       3,273,000       3,232,000       2,383,000
                                                   ------------    ------------    ------------    ------------
              Total cost of revenues ...........   $ 17,758,000    $ 19,064,000    $ 21,122,000    $ 22,894,000
                                                   ============    ============    ============    ============
     Operating income ..........................   $  4,392,000    $  3,859,000    $  7,201,000    $  3,582,000
     Net income ................................      3,131,000       5,028,000       4,646,000       1,641,000
     Net income per share:
       Basic ...................................   $        .13    $        .20    $        .18    $        .06
       Diluted .................................            .12             .18             .17             .06

----------

(1) Results of operations for the quarter ended March 31, June 30 and September 30, 2001 included pre-tax unrealized losses on marketable trading securities of $2,589,000, $959,000 and $14,000, respectively, and results of operations for the quarter ended December 31, 2001 included a pre-tax unrealized gains on marketable trading securities of $16,000.

(2) Operating loss and results of operations for the quarter ended September 30, 2001 reflect pre-tax charges for restructuring costs of $6,402,000, provision for bad debts of $1,612,000, reserve for excess and obsolete inventory of $7,414,000, write-off of capitalized and developed software of $2,392,000, warranty reserve of $1,782,000, goodwill impairment of $4,030,000.

(3) Results of operations for the quarter ended September 30, 2001 reflect pre-tax investment impairment charge of $1,206,000 and foreign currency transaction loss of $1,252,000.

(4) Operating income and results of operations for the quarter ended June 30, 2000 reflect a pre-tax asset impairment charge of $2,173,000.

(5) Results of operations for the quarter ended June 30, 2000 and September 30, 2000 included pre-tax unrealized gains on marketable trading securities of $4,218,000 and $67,000, respectively, and results of operations for the quarter ended December 31, 2000 included a pre-tax unrealized loss on marketable trading securities of $1,404,000.

(6) Results of operations for the quarter ended December 31, 2001 includes other income of approximately $2.5 million resulting from refinement of estimates made in the third quarter ended September 30, 2001 related to the non-recurring charges recorded.

     Net income (loss) per share is computed independently for each of the quarters presented and the summation of quarterly amounts may not equal the total net income (loss) per share reported for the year.

                           RAINBOW TECHNOLOGIES, INC.

          SCHEDULE II -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS Years Ended December 31, 2001, 2000, and 1999

                                                           Balance at                    Deductions/       Balance at
                                                            Beginning                   Recoveries and       End of
Description                                                  of Year       Additions      Write-Offs          Year
-----------                                                -----------    -----------     -----------     -----------
For the year ended December 31:
  2001
  Allowance for doubtful accounts receivable ...........   $ 1,460,000    $ 2,429,000     $(2,031,000)    $ 1,858,000
  Excess and obsolete reserve ..........................   $   777,000    $11,905,000     $(6,282,000)    $ 6,400,000
  2000
  Allowance for doubtful accounts receivable ...........   $   579,000    $ 1,078,000     $  (197,000)    $ 1,460,000
  Excess and obsolete reserve ..........................   $   185,000    $ 1,323,000     $  (731,000)    $   777,000
  1999
  Allowance for doubtful accounts receivable ...........   $   291,000    $   434,000     $  (146,000)    $   579,000
  Excess and obsolete reserve ..........................   $   202,000    $   316,000     $  (333,000)    $   185,000

                                  EXHIBIT INDEX

   Exhibit
    Number                              Description
    ------                              -----------

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

     10(c) Agreement, dated December 1998, between the Company and EM Microelectronic-- Marin S.A. (incorporated by reference to
                 Exhibit 10(c) of the 1998 10-K).

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

   Exhibit
    Number                              Description
    ------                              -----------

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

     10(z) Lease for premises at 8 Hughes, Irvine, California, between Alton Irvine Partners, LLC, a California limited liability company, and the Company (incorporated by reference to Exhibit 10(z) of the 2000 Form 10-K).

     10(aa) 2000 Incentive Stock Option Plan (incorporated by reference to Rainbow's Registration Statement on Form S-8 filed under the Securities Act of 1933).

     10(bb) Asset Purchase Agreement, dated December 29, 2000 between Kaster Chase Applied Research Limited and Mykotronx, Inc. (incorporated by reference to Exhibit 11(b) of the 2000 Form 10-K).

     10(cc)      2001 Nonstatutory Stock Option Plan  (incorporated by reference
                 to  Rainbow's   Registration   Statement  on   Form  S-8  filed
                 under Securities Act of 1933).

     21          List of Rainbow's wholly-owned subsidiaries.

     23          Consent of Independent Auditors.

(b)  Reports of Form 8-K

No reports on Form 8-K have been filed during the three months ended December 31, 2001.