Form 10-Q
period 2002-03-31
RAINBOW TECHNOLOGIES INC
filed 2002-05-14
CIK 819706

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACTS OF 1934

For the Quarter ended MARCH 31, 2002             Commission file number: 0-16641

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

                                 Yes [X] No [_]

The number of shares of common stock, $.001 par value, outstanding as of May 7, 2002 was 26,676,260.

                           RAINBOW TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                                  Page
                                                                                                                                ----
Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at March 31, 2002 (unaudited) and December 31, 2001............................    4

         Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001 (unaudited).......    5

         Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2002 and
         2001 (unaudited).....................................................................................................    6

         Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001 (unaudited).......    7

         Notes to Condensed Consolidated Financial Statements (unaudited).....................................................    8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................................   12

PART II - OTHER INFORMATION

Item 1 to 5 - Not applicable

Item 6.  Exhibits and reports on Form 8K......................................................................................   14

SIGNATURES....................................................................................................................   17

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

                           RAINBOW TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)

                                                                                       March 31, 2002  December 31, 2001
                                                                                       --------------  -----------------
                                                                                         (Unaudited)
                                                           ASSETS
Current assets:
  Cash and cash equivalents .......................................................       $  34,283        $  28,778
  Marketable available-for-sale and trading securities ............................             344            1,195
  Accounts receivable, net of allowance for doubtful accounts of $1,170 and
       $1,858 in 2002 and 2001, respectively ......................................          22,885           24,492
  Inventories .....................................................................          19,442           20,711
  Income tax receivable ...........................................................           1,526            1,844
  Deferred income taxes ...........................................................          13,955           13,901
  Unbilled costs and fees .........................................................           1,476            2,227
  Prepaid expenses and other current assets .......................................           2,037            1,634
                                                                                          ---------        ---------
    Total current assets ..........................................................          95,948           94,782
Property, plant and equipment, at cost:
  Buildings .......................................................................          21,129           20,838
  Furniture .......................................................................           6,508            6,655
  Equipment .......................................................................           2,805            2,810
  Leasehold improvements ..........................................................           2,951            2,946
                                                                                          ---------        ---------
                                                                                             33,393           33,249
  Less accumulated depreciation and amortization ..................................          18,225           17,336
                                                                                          ---------        ---------
    Net property, plant and equipment .............................................          15,168           15,913
  Goodwill, net of accumulated amortization of $21,624 and $22,104 in 2002
       and 2001, respectively .....................................................          14,004           15,638
  Software development costs, net of accumulated amortization of $12,516 and
      $11,218 in 2002 and 2001, respectively ......................................           9,467           10,768
  Product licenses, net of accumulated amortization of $4,219 and $3,537 in
       2002 and 2001, respectively ................................................           5,256            4,030
  Deferred income taxes ...........................................................           3,516            2,421
  Other assets ....................................................................           2,685            2,413
                                                                                          ---------        ---------
                                                                                          $ 146,044        $ 145,965
                                                                                          =========        =========

                                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................................................       $   8,170        $   9,929
  Accrued payroll and related expenses ............................................           4,382            5,063
  Accrued restructuring costs .....................................................           2,864            3,130
  Warranty reserve ................................................................           1,817            2,417
  Other accrued liabilities .......................................................           5,531            5,041
  Long-term debt, due within one year .............................................             207              211
                                                                                          ---------        ---------
    Total current liabilities .....................................................          22,971           25,791
  Long-term debt, net of current portion ..........................................             413              476
  Other liabilities ...............................................................           2,807            2,959
  Commitments and contingencies
  Shareholders' equity:
  Common stock, $.001 par value, 55,000,000 shares authorized, 26,472,362 and
       26,157,594 shares issued and outstanding in 2002 and 2001, respectively ....              27               26
  Additional paid-in capital ......................................................          59,777           56,885
  Accumulated other comprehensive loss ............................................          (1,887)          (1,539)
  Retained earnings ...............................................................          61,936           61,367
                                                                                          ---------        ---------
    Total shareholders' equity ....................................................         119,853          116,739
                                                                                          ---------        ---------
                                                                                          $ 146,044        $ 145,965
                                                                                          =========        =========

                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                               Three Months Ended
                                                             -----------------------
                                                             March 31,     March 31,
                                                               2002          2001
                                                             ---------     ---------
                                                                   (unaudited)
Revenues:
  eSecurity Products....................................     $ 12,053      $ 17,247
  Secure Communications Products........................       19,132        18,648
  Spectria .............................................        1,835         4,305
                                                             --------      --------
    Total revenues .....................................       33,020        40,200

Operating expenses:
  Cost of eSecurity Products ...........................        6,137         7,531
  Cost of Secure Communications Products ...............       15,143        15,178
  Cost of Spectria .....................................        1,334         2,635
  Selling, general and administrative ..................        7,895        13,021
  Research and development .............................        1,849         3,028
  Goodwill amortization ................................           --           763
                                                             --------      --------
    Total operating expenses ...........................       32,358        42,156
                                                             --------      --------

Operating income (loss) ................................          662        (1,956)

Loss on marketable trading securities ..................          (31)       (2,589)
Interest income ........................................           88           226
Interest expense .......................................          (51)          (31)
Other income, net ......................................          250           203
                                                             --------      --------
Income (loss) before income taxes ......................          918        (4,147)
Provision (benefit) for income taxes ...................          349        (1,576)
                                                             --------      --------
Net income (loss) ......................................     $    569      $ (2,571)
                                                             ========      ========

Net income (loss) per share:
   Basic ...............................................     $   0.02      $  (0.10)
                                                             ========      ========
   Diluted .............................................     $   0.02      $  (0.10)
                                                             ========      ========

Shares used in computing net income (loss) per share:
   Basic ...............................................       26,405        26,022
                                                             ========      ========
   Diluted .............................................       27,998        26,022
                                                             ========      ========

                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (dollars in thousands)

                                                                        Three Months Ended
                                                                  ------------------------------
                                                                  March 31, 2002  March 31, 2001
                                                                  --------------  --------------
                                                                           (unaudited)

Net income (loss) ...............................................     $  569          $ (2,571)
Other comprehensive loss:
  Foreign currency translation adjustment .......................       (524)           (1,702)
  Unrealized loss on securities .................................        (37)              (50)
                                                                      ------          --------
  Other comprehensive loss, before income taxes .................       (561)           (1,752)
  Benefit for income taxes related to other comprehensive loss ..        213               666
                                                                      ------          --------
  Other comprehensive loss, net of taxes ........................       (348)           (1,086)
                                                                      ------          --------
Comprehensive income (loss) .....................................     $  221          $ (3,657)
                                                                      ======          ========

                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                     Three Months Ended
                                                                              --------------------------------
                                                                              March 31, 2002    March 31, 2001
                                                                              --------------    --------------
                                                                                         (unaudited)
Cash flows from operating activities:
  Net income (loss) ....................................................         $    569          $ (2,571)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Amortization .........................................................            1,320             1,818
  Depreciation .........................................................              960               874
  Change in deferred income taxes ......................................           (1,077)             (175)
  Reversal of allowance for doubtful accounts ..........................             (672)             (131)
  Minority interest in subsidiary's earnings (loss) ....................               44                --
  Unrealized loss on marketable trading securities .....................               31             2,589
  Provision for excess and obsolete inventory ..........................            1,248             1,161
  Write-off of capitalized and developed software ......................              394                --
  Tax benefit of exercise of common stock options ......................              695               137
  Changes in operating assets and liabilities:
    Accounts receivable ................................................            2,173             9,599
    Inventories ........................................................              (14)             (243)
    Unbilled costs and fees ............................................              751              (968)
    Prepaid expenses and other current assets ..........................             (410)               19
    Accounts payable ...................................................           (1,756)           (2,155)
    Accrued liabilities ................................................           (1,249)           (4,891)
    Income taxes .......................................................              318            (1,636)
                                                                                 --------          --------
      Net cash provided by operating activities ........................            3,325             3,427
Cash flows from investing activities:
  Purchases of property, plant and equipment ...........................             (357)           (2,490)
  Other non-current assets .............................................              509              (655)
  Capitalized software development costs ...............................              (69)           (2,153)
                                                                                 --------          --------
      Net cash provided by (used in) investing activities ..............               83            (5,298)
Cash flows from financing activities:
  Exercise of common stock options .....................................            2,198               404
  Repayment of line of credit ..........................................               --            (3,129)
  Repayment of long-term debt ..........................................              (51)              (51)
                                                                                 --------          --------
      Net cash provided by (used in) financing activities ..............            2,147            (2,776)
Effect of exchange rate changes on cash ................................              (50)              928
                                                                                 --------          --------
Net increase (decrease) in cash and cash equivalents ...................            5,505            (3,719)
Cash and cash equivalents at beginning of period .......................           28,778            19,458
                                                                                 --------          --------
Cash and cash equivalents at end of period .............................         $ 34,283          $ 15,739
                                                                                 ========          ========

                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

1. Basis of presentation

Rainbow Technologies, Inc. (the Company) develops, manufactures, programs and markets software and internet security products which prevent the unauthorized use of intellectual property, including software programs and provides privacy and security for network communications; develops and manufactures secure communication products for satellite communications; and provides customized eBusiness consulting services. The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform to the 2002 presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates. Significant estimates made in preparing these financial statements include the allowance for doubtful accounts, the reserve for excess and obsolete inventory, goodwill valuations, accrued warranty costs, restructuring costs, the valuation allowance for deferred tax assets and total estimated contract costs associated with billed and unbilled contract revenue.

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

In the opinion of the Company's management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 2002 and results of operations for the three months ended March 31, 2002 and 2001. The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's December 31, 2001 Annual Report on Form 10-K. Results of operations for the three months ended March 31, 2002 are not necessarily indicative of results to be expected for the full year.

The Company has subsidiaries in the United Kingdom, Germany, France, Netherlands, India, Australia, China, Taiwan and Japan. The Company utilizes the currencies of the countries where its foreign subsidiaries operate as the functional currency. Balance sheet accounts denominated in foreign currency are translated at exchange rates as of the date of the balance sheet and income statement accounts are translated at average exchange rates for the period. Translation gains and losses are accumulated as a separate component of Accumulated Other Comprehensive Loss within Shareholders' Equity. The Company has adopted local currencies as the functional currencies for its subsidiaries because their principal economic activities are most closely tied to the respective local currencies.

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

Inventories consist of the following:
(dollars in thousands)

                                                                           March 31, 2002      December 31, 2001
                                                                           --------------      -----------------
          Raw materials............................................          $  12,353            $  14,016
          Work in process..........................................              2,317                2,643
          Finished goods...........................................              6,193                5,883
          Inventoried costs relating to long-term contracts, net of
             amounts attributed to revenues recognized to date.....              4,855                4,569
          Reserve for excess and obsolete inventory................             (6,276)              (6,400)
                                                                             ---------            ---------
                                                                             $  19,442            $  20,711
                                                                             =========            =========

5. Goodwill and other intangible assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142 "Goodwill and other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for a business combination and requires all business combinations to be accounted for using the purchase method. SFAS No. 141 is effective for any business combinations initiated after June 30, 2001. SFAS No. 142 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Goodwill and other intangible assets with indefinite lives will no longer be amortized but instead be subject to impairment tests at least annually. Under SFAS No. 142, the Company ceased to amortize its remaining goodwill balance which will result in reduced amortization of approximately $1.9 million, net of tax, in fiscal 2002. Total amortization expense for the three months ended March 31, 2002 for other intangible assets, subject to amortization was $1.3 million. The Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets under the new rules prior to June 30, 2002. The Company has not yet determined the effect, if any, these tests will have on its consolidated results of operations and financial condition. If impairment is indicated as a result of the tests, the Company will record such impairment as a cumulative effect of a change in accounting principle effective January 1, 2002.

The following table reconciles the Company's net income (loss) and net income
(loss) per share as reported, to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect for the period prior to the adoption of SFAS No. 142 (dollars in thousands, except per share amounts):

                                                                            Three Months Ended
                                                                    ---------------------------------
                                                                    March 31, 2002     March 31, 2001
                                                                    --------------     --------------
          Net income (loss):
               As reported ...................................         $     569         $  (2,571)
               eSecurity goodwill amortization ...............                --               156
               Spectria goodwill amortization ................                --               317
                                                                       ---------         ---------

               As adjusted ...................................         $     569         $  (2,098)
                                                                       =========         =========

          Basic and diluted net income (loss) per share:
               As reported ...................................         $    0.02         $   (0.10)
               eSecurity goodwill amortization ...............                --              0.01
               Spectria goodwill amortization ................                --              0.01
                                                                       ---------         ---------

               As adjusted ...................................         $    0.02         $   (0.08)
                                                                       =========         =========

The following table presents details of the Company's other intangible assets that are subject to amortization (dollars in thousands):

                                      March 31, 2002                       December 31, 2001
                             -----------------------------------   -----------------------------------
                                        Accumulated                           Accumulated
                              Gross     Amortization      Net       Gross     Amortization      Net
                             --------   ------------    --------   --------   ------------    --------
Software development costs   $ 21,983   $    (12,516)   $  9,467   $ 21,986   $    (11,218)   $ 10,768
Product license ..........      9,475         (4,219)      5,256      7,567         (3,537)      4,030
                             --------   ------------    --------   --------   ------------    --------
Total ....................   $ 31,458   $    (16,735)   $ 14,723   $ 29,553   $    (14,755)   $ 14,798
                             ========   ============    ========   ========   ============    ========

At March 31, 2002, the amortization of the remaining balance of other intangible assets of $14.7 million will be $3.3 million for the remainder of 2002. The amortization for each of the fiscal years 2003, 2004, 2005, 2006 and thereafter will be $3.6 million, $2.5 million, $1.2 million, $0.9 million and $0.8 million, respectively. At March 31, 2002, the Company had $2.4 million of unamortized software development costs included in the remaining balance of other intangible assets of $14.7 million, which has not begun amortization. Amortization of software development costs commences when the products are available for general release to customers.

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

8. Industry segments

The Company operates in three business segments. The first segment focuses on commercial security products, including solutions for reliable identity, secure internet and wireless transaction acceleration, licensing solutions for software publishers, and easy to deploy Web security solutions (eSecurity segment). The second segment provides products and services for enterprise, government and defense applications for products providing security for classified information, for products providing personal identity authentification for government and defense applications, and custom design services for enterprises, government and defense applications requiring either extraordinary performance and/or security (Secure Communications segment). The third segment offers consulting services for developing specialized applications including solutions for secure enterprise web portals, wireless applications, enterprises network intrusion auditing and security training for enterprise IT staff (Spectria segment). These three business segments are increasing working closely together. The identifiable assets, after applicable eliminations, for each segment as of March 31, 2002 were $104.0 million, $27.7 million and $14.3 million, respectively, compared with $101.9 million, $27.7 million and $16.4 million as of December 31, 2001.

Intercompany revenues for the three months ended March 31, 2002 and 2001 were $2,000 and $175,000, respectively. Intercompany revenues are generated by the secure communications segment.

9. New accounting pronouncements

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. The Company's adoption of SFAS No. 144 in January, 2002, did not have a material effect in the Company's results of operations and financial condition.

10. Restructuring charges

In the third quarter of 2001, the Company restructured and consolidated its DRM and iVEA operations (eSecurity segment), resulting in a net staff reduction of 97 employees across all employee groups primarily in the U.S. and recorded restructuring charges of $6.4 million.

The following table summarizes the Company's restructuring costs and activities in the restructuring reserves (dollars in thousands):

                                                 FACILITIES
                                                     AND
                                                  EQUIPMENT  SEVERANCE   Total
                                                 ----------  ---------   -----

Charged to costs and expenses at
  September 30, 2001                               $ 5,271    $ 1,131   $ 6,402
Cash payments                                         (698)      (931)   (1,629)
                                                   -------    -------   -------
Restructuring balance, December 31, 2001             4,573        200     4,773
Cash payments                                         (320)       (86)     (406)
                                                   -------    -------   -------

Restructuring balance, March 31, 2002              $ 4,253    $   114   $ 4,367
                                                   =======    =======   =======

The current portion of the restructuring reserve of $2.9 million relating to office space reduction and severance is shown separately under current liabilities while the long-term portion of the reserve of $1.5 million is recorded in other liabilities. Exit activities are anticipated to continue through 2002 with certain lease obligations currently expiring in 2005.

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

Accounts Receivable

      The Company is required to estimate the collectibility of its trade receivables and unbilled costs and fees. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer. Significant changes in required reserves may occur in the future depending on future market conditions.

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

Impairment of Goodwill

      The Company periodically evaluates acquired businesses for potential impairment indicators. The Company's judgment regarding the existence of impairment indicators is based on legal factors, market conditions and operational performance of acquired businesses. Future events could cause the Company to conclude that impairment indicators exist and that goodwill associated with acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on the Company's consolidated financial condition and results of operations.

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

RESULTS OF OPERATIONS
(dollars in thousands)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      2002              2001
                                                   ---------          ---------
          Revenues
            eSecurity                               $ 12,053          $ 17,247
            Secure Communications                     19,132            18,648
            Spectria                                   1,835             4,305
                                                    --------          --------
              Total revenues                        $ 33,020          $ 40,200
                                                    ========          ========

          Operating Income (Loss)
            eSecurity                               $ (2,320)         $ (4,689)
            Secure Communications                      3,685             3,193
            Spectria                                    (703)             (460)
                                                    --------          --------
              Total operating income (loss)         $    662          $ (1,956)
                                                    ========          ========

REVENUES

On a consolidated basis, revenues for the three months ended March 31, 2002 decreased by 18% to $33.0 million from the same period in the prior year. The decrease is due to lower revenues in the eSecurity and Spectria segments, slightly offset by higher revenues in the Secure Communications segment. Revenues from international markets for the three months ended March 31, 2002 decreased 30% to $5.2 million from the same period in the prior year. Revenues from domestic markets also decreased by 15% to $27.8 million from the same period in the prior year. The decrease in domestic revenues was due to the aforementioned decreases in the eSecurity and Spectria segments. The decrease in revenues from the international markets was primarily due to a decrease in revenues in Europe partially offset by an increase in revenues in Asia Pacific. The decrease in revenues in Europe was primarily due to lower demand for security products while the increase in revenues in Asia Pacific was primarily due to revenues generated by the Company's office in Japan, which was opened in the fourth quarter of 2001.

eSecurity revenues for the three months ended March 31, 2002 decreased by 30% to $12.1 million when compared to the same period in 2001. The decrease in revenues was primarily due to decreased demand in North America and Europe for business software applications and a decline in OEM markets for Cryptoswift SSL acceleration devices.

Secure Communications revenues for the three months ended March 31, 2002 increased 3% to $19.1 million when compared to the same period in 2001. The increase in revenues was primarily due to continued growth demand for network security products.

Spectria revenues for the three months ended March 31, 2002 decreased 57% to $1.8 million when compared to the same period in 2001. The decrease was due to the decline in demand for IT consulting services, resulting in several contracts being scaled back, delayed or discontinued.

GROSS PROFIT

Gross profit from eSecurity products for the three months ended March 31, 2002 decreased to 49% of revenues compared to 56% of revenues for the corresponding period in 2001. The decrease in gross profit as a percentage of revenues was primarily due to increased overhead costs allocated over a lower revenue base.

Gross profit from Secure Communications for the three months ended March 31, 2002 increased to 21% of revenues as compared to 19% of revenues for the corresponding period in 2001. The increase in gross profit was primarily due to a change in mix to more profitable products.

Gross profit from Spectria for the three months ended March 31, 2002 decreased to 27% of revenues as compared to 39% of revenues for the corresponding period in 2001. The decrease in gross profit was primarily due to the significant decline in revenues per consultant.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist primarily of personnel-related expenses, sales commissions, promotional activities, and professional fees. Selling, general and administrative expenses for the three months ended March 31, 2002 were $7.9 million or 24% of revenues as compared to $13.0 million or 32% of revenues for the three months ended March 31, 2001. The decrease reflected the overall reduction in expenses primarily in the eSecurity and Spectria segments, as a result of a decrease in staff and lower marketing expenses.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of salaries and other personnel-related expenses, costs related to engineering development tools, and subcontracting costs. Research and development expenses for the three months ended March 31, 2002 were $1.8 million or 6% of revenues, as compared with research and development expenses of $3.0 million or 8% of revenues for the three months ended March 31, 2001. The decrease in research and development expenses was primarily due to a decrease in compensation as a result of the decrease in staff and greater use of research and development resources in India and China, partially offset by higher costs capitalized in the corresponding period in 2001.

MARKETABLE TRADING SECURITIES

During the second quarter and third quarter of fiscal 2000, the Company acquired securities and classified them as trading securities, as defined by SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." At March 31, 2001, the difference between the estimated fair value and the cost of the securities acquired resulted in an unrealized loss of $2.6 million, which was recognized in earnings for the three months ended March 31, 2001. Unrealized losses for the three months ended March 31, 2002 amounted to $31,000.

PROVISION FOR INCOME TAXES

The effective tax rate was 38% for the three months ended March 31, 2002 and 2001.

ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2002 decreased by approximately $1.6 million to $22.9 million as compared with $24.5 million at December 31, 2001. This decrease was due to increased collection activities.

INVENTORIES

Raw materials decreased approximately $1.6 million to $12.4 million at March 31, 2002 as compared with $14.0 million at December 31, 2001. The decrease was primarily due to a write-off of obsolete inventory recorded against the reserve.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of operating funds have been from operations. Net cash provided by operations for the three months ended March 31, 2002 and 2001 were $3.3 million and $3.4 million, respectively. Operating activities in 2002 included a decrease in accounts receivable of $2.2 million primarily due to increased collection activities and a non-cash charge of $1.2 million for provision for excess and obsolete inventory. Operating activities in 2001 included a decrease in accounts receivable of $9.6 million primarily due to the decrease in revenues relating to the Company's Cryptoswift product line and non-cash charges of $2.6 million for unrealized loss on marketable trading securities and $1.2 million for provision for excess and obsolete inventory.

Net cash provided by investing activities for the three months ended March 31, 2002 was $83,000 while net cash used in investing activities for the three months ended March 31, 2001 was $5.3 million. Investing activities in 2001 included $2.5 million on capital expenditures and $2.2 million on development of new products.

Net cash provided by financing activities for the three months ended March 31, 2002 was $5.5 million while net cash used in financing activities for the three months ended March 31, 2001 was $2.8 million. Financing activities in 2002 included $2.2 million of exercise of common stock options while financing activities in 2001 included a $3.1 million repayment of the line of credit.

The Company intends to use its capital resources to expand its product lines and for possible acquisitions of additional products and technologies. The Company has no significant capital commitments or requirements at this time.

At March 31, 2002, the Company's subsidiaries in the United Kingdom, Germany, France, Netherlands and Japan carry approximately $1.0 million, $0.8 million, $1.5 million, $2.6 million and $2.1 million, respectively, in interest earning deposits which may result in foreign exchange gains or losses due to the fact that the functional currency in those subsidiaries is not the U.S. dollar.

The Company believes that its current working capital of $73.0 million and anticipated working capital to be generated by future operations will be sufficient to support the Company's working capital requirements for at least the next twelve months.

PART II. OTHER INFORMATION

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

 EXHIBIT
  NUMBER                                 DESCRIPTION
 -------                                 -----------

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

 EXHIBIT
  NUMBER                                 DESCRIPTION
 -------                                 -----------

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

Dated: May 14, 2002

                                        RAINBOW TECHNOLOGIES, INC.


                                        By:         /s/ Patrick Fevery
                                            ------------------------------------
                                                  Chief Financial Officer