Form 10-Q
period 2002-06-30
RAINBOW TECHNOLOGIES INC
filed 2002-08-13
CIK 819706

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACTS OF 1934

For the Quarter ended JUNE 30, 2002              Commission file number: 0-16641

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

                                 Yes |X| No |_|

The number of shares of common stock, $.001 par value, outstanding as of August 5, 2002, was 26,721,580.

                           RAINBOW TECHNOLOGIES, INC.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1. Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets at June 30, 2002 (unaudited)
          and December 31, 2001 ...........................................   4

        Condensed Consolidated Statements of Operations for the three
          and six months ended June 30, 2002 and 2001 (unaudited) .........   5

        Condensed Consolidated Statements of Comprehensive Loss for the
          three and six months ended June 30, 2002 and 2001 (unaudited) ...   6

        Condensed Consolidated Statements of Cash Flows for the six
          months ended June 30, 2002 and 2001 (unaudited) .................   7

        Notes to Condensed Consolidated Financial Statements (unaudited) ..   8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .............................................  14

PART II - OTHER INFORMATION

Item 1 to 5 - Not applicable

Item 6. Exhibits and reports on Form 8K ...................................  17

SIGNATURES ................................................................  20

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

                           RAINBOW TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)

                                                                                                 June 30, 2002     December 31, 2001
                                                                                                 -------------     -----------------
                                                                                                  (unaudited)
                                                       ASSETS
Current assets:
  Cash and cash equivalents ...............................................................         $  37,875          $  28,778
  Marketable available-for-sale and trading securities ....................................               215              1,195
  Accounts receivable, net of allowance for doubtful accounts of $1,424 and
       $1,858 in 2002 and 2001, respectively ..............................................            20,725             24,492
  Inventories .............................................................................            10,213             20,711
  Income tax receivable ...................................................................             4,700              1,844
  Deferred income taxes ...................................................................                --             13,901
  Unbilled costs and fees .................................................................             1,851              2,227
  Prepaid expenses and other current assets ...............................................             1,907              1,634
                                                                                                    ---------          ---------
    Total current assets ..................................................................            77,486             94,782
Property, plant and equipment, at cost:
  Equipment ...............................................................................            21,630             20,838
  Buildings ...............................................................................             7,344              6,655
  Furniture ...............................................................................             2,956              2,810
  Leasehold improvements ..................................................................             2,958              2,946
                                                                                                    ---------          ---------
                                                                                                       34,888             33,249
  Less accumulated depreciation and amortization ..........................................            19,883             17,336
                                                                                                    ---------          ---------
    Net property, plant and equipment .....................................................            15,005             15,913
  Goodwill, net of accumulated amortization of $35,530 and $22,104 in 2002
       and 2001, respectively .............................................................             1,695             15,638
  Software development costs, net of accumulated amortization of $18,539 and
      $11,218 in 2002 and 2001, respectively ..............................................             4,237             10,768
  Product licenses, net of accumulated amortization of $4,615 and $3,537 in
       2002 and 2001, respectively ........................................................             4,905              4,030
  Deferred income taxes ...................................................................                --              2,421
  Other assets ............................................................................             2,295              2,413
                                                                                                    ---------          ---------
                                                                                                    $ 105,623          $ 145,965
                                                                                                    =========          =========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................................................         $   7,428          $   9,929
  Accrued payroll and related expenses ....................................................             6,064              5,063
  Accrued restructuring costs .............................................................             2,599              3,130
  Warranty reserve ........................................................................             2,279              2,417
  Other accrued liabilities ...............................................................             7,330              5,041
  Long-term debt, due within one year .....................................................               235                211
                                                                                                    ---------          ---------
    Total current liabilities .............................................................            25,935             25,791
  Long-term debt, net of current portion ..................................................               411                476
  Other liabilities .......................................................................             3,115              2,959
  Commitments and contingencies
  Shareholders' equity:
  Common stock, $.001 par value, 55,000,000 shares authorized, 26,546,869 and
       26,157,594 shares issued and outstanding in 2002 and 2001, respectively ............                27                 26
  Additional paid-in capital ..............................................................            59,893             56,885
  Accumulated other comprehensive loss ....................................................              (131)            (1,539)
  Retained earnings .......................................................................            17,013             61,367
                                                                                                    ---------          ---------
                                                                                                       76,802            116,739
  Less cost of treasury shares (150,000 shares) ...........................................              (640)                --
                                                                                                    ---------          ---------
    Total shareholders' equity ............................................................            76,162            116,739
                                                                                                    ---------          ---------
                                                                                                    $ 105,623          $ 145,965
                                                                                                    =========          =========

                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                                   Three Months Ended                     Six Months Ended
                                                              -------------------------------     -------------------------------
                                                              June 30, 2002     June 30, 2001     June 30, 2002     June 30, 2001
                                                              -------------     -------------     -------------     -------------
                                                                                          (unaudited)
Revenues:
  eSecurity Products .....................................    $      12,280     $      16,406     $      24,333     $      33,653
  Secure Communications Products .........................           18,700            17,137            37,832            35,785
                                                              -------------     -------------     -------------     -------------
    Total revenues .......................................           30,980            33,543            62,165            69,438
Operating expenses:
  Cost of eSecurity Products .............................           19,225             7,305            25,362            14,836
  Cost of Secure Communications Products .................           15,107            12,971            30,250            28,149
  Selling, general and administrative ....................            9,400            11,402            16,091            22,803
  Research and development ...............................            2,881             3,384             4,730             6,412
  Goodwill amortization ..................................               --               252                --               505
                                                              -------------     -------------     -------------     -------------
    Total operating expenses .............................           46,613            35,314            76,433            72,705
                                                              -------------     -------------     -------------     -------------
Operating loss ...........................................          (15,633)           (1,771)          (14,268)           (3,267)
Loss on marketable trading securities ....................              (59)             (959)              (90)           (3,548)
Interest income ..........................................              119               139               207               365
Interest expense .........................................              (31)              (38)              (79)              (68)
Other income (expense), net ..............................               29              (595)              277              (392)
                                                              -------------     -------------     -------------     -------------
Loss from continuing operations before income taxes ......          (15,575)           (3,224)          (13,953)           (6,910)
Benefit (provision) for income taxes .....................          (13,384)            1,225           (13,733)            2,626
                                                              -------------     -------------     -------------     -------------
Loss from continuing operations ..........................          (28,959)           (1,999)          (27,686)           (4,284)
Loss from discontinued operations, net of applicable taxes          (15,963)             (256)          (16,668)             (542)
                                                              -------------     -------------     -------------     -------------
Net loss .................................................    $     (44,922)    $      (2,255)    $     (44,354)    $      (4,826)
                                                              =============     =============     =============     =============
Basic and diluted loss per share:
   Loss from continuing operations .......................    $       (1.09)    $       (0.08)    $       (1.05)    $       (0.17)
                                                              =============     =============     =============     =============
   Loss from discontinued operations .....................    $       (0.60)    $       (0.01)    $       (0.63)    $       (0.02)
                                                              =============     =============     =============     =============
Net loss .................................................    $       (1.69)    $       (0.09)    $       (1.68)    $       (0.19)
                                                              =============     =============     =============     =============

Shares used in computing net loss per share:
   Basic .................................................           26,546            26,055            26,476            26,038
                                                              =============     =============     =============     =============
   Diluted ...............................................           26,546            26,055            26,476            26,038
                                                              =============     =============     =============     =============

                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                             (dollars in thousands)

                                                                     Three Months Ended                  Six Months Ended
                                                               -------------------------------     -------------------------------
                                                               June 30, 2002     June 30, 2001     June 30, 2002     June 30, 2001
                                                               -------------     -------------     -------------     -------------
                                                                                           (unaudited)
Net loss ..................................................    $     (44,922)    $      (2,255)    $     (44,354)    $      (4,826)
Other comprehensive income (loss):
  Foreign currency translation adjustment .................            2,917              (535)            2,394            (2,237)
  Unrealized loss on securities ...........................              (86)             (121)             (123)             (171)
                                                               -------------     -------------     -------------     -------------
  Other comprehensive income (loss), before income taxes ..            2,831              (656)            2,271            (2,408)
  Benefit (provision) for income taxes related to other
     comprehensive income (loss) ..........................           (1,075)              249              (863)              915
                                                               -------------     -------------     -------------     -------------
  Other comprehensive income (loss), net of taxes .........            1,756              (407)            1,408            (1,493)
                                                               -------------     -------------     -------------     -------------
Comprehensive loss ........................................    $     (43,166)    $      (2,662)    $     (42,946)    $      (6,319)
                                                               =============     =============     =============     =============

                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                 Six Months Ended
                                                                          -------------------------------
                                                                          June 30, 2002     June 30, 2001
                                                                          -------------     -------------
                                                                                     (unaudited)
Cash flows from operating activities:
  Net loss ...........................................................    $     (44,354)    $      (4,826)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
  Amortization .......................................................            2,285             4,181
  Depreciation .......................................................            1,808             1,909
  Change in deferred income taxes ....................................           16,260              (182)
  Reversal of allowance for doubtful accounts ........................             (656)              (19)
  Minority interest in subsidiary's earnings .........................              100                22
  Unrealized loss on marketable trading securities ...................               90             3,548
  Provision for excess and obsolete inventory ........................            9,619             1,167
  Warranty provision .................................................              769               101
  Write-off of long-term investment ..................................              260                --
  Write-off of capitalized and developed software ....................            5,436                --
  Write-off of Spectria goodwill .....................................           12,840                --
  Provision for impairment of assets on discontinued operations ......            2,118                --
  Tax benefit of exercise of common stock options ....................               --               137
Changes in operating assets and liabilities:
    Accounts receivable ..............................................            4,826            11,532
    Inventories ......................................................            1,021              (442)
    Unbilled costs and fees ..........................................              376            (2,363)
    Prepaid expenses and other current assets ........................             (300)              413
    Accounts payable .................................................           (2,709)           (1,574)
    Accrued liabilities ..............................................              (96)           (3,767)
    Billings in excess of costs and fees .............................              248              (350)
    Income taxes .....................................................           (2,710)           (3,673)
                                                                          -------------     -------------
      Net cash provided by operating activities ......................            7,231             5,814
Cash flows from investing activities:
  Purchases of property, plant and equipment .........................             (737)           (3,260)
  Capitalized software development costs .............................             (423)           (4,001)
  Other assets .......................................................              826               332
  Net cash paid for acquisition of Impex Computacion, S.A. de C.V ....             (297)               --
  Additional investment in Rainbow Technologies (Taiwan) Co. Ltd. ....             (225)               --
  Cash paid for investment in DataSafe Technologies, China ...........               --              (231)
  Investment in Rainbow Technologies K.K., Japan .....................               --            (1,357)
  Additional investment in Rainbow Goldensoft, China .................               --            (1,031)
                                                                          -------------     -------------
      Net cash used in investing activities ..........................             (856)           (9,548)
Cash flows from financing activities:
  Exercise of common stock options ...................................            3,009               461
  Repayment of line of credit ........................................               --            (3,129)
  Repayment of long-term debt ........................................             (110)             (155)
  Purchase of treasury stock .........................................             (640)               --
                                                                          -------------     -------------
      Net cash provided by (used in) financing activities ............            2,259            (2,823)
Effect of exchange rate changes on cash ..............................              463               731
                                                                          -------------     -------------
Net increase (decrease) in cash and cash equivalents .................            9,097            (5,826)
Cash and cash equivalents at beginning of year .......................           28,778            19,458
                                                                          -------------     -------------
Cash and cash equivalents at end of year .............................    $      37,875     $      13,632
                                                                          =============     =============

                             See accompanying notes.

                           RAINBOW TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)

1. Basis of presentation

Rainbow Technologies, Inc. (the Company) develops, manufactures, programs and markets software and internet security products which prevent the unauthorized use of intellectual property, including software programs, provides privacy and security for network communications and develops and manufactures secure communication products for satellite communications. The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform to the 2002 presentation.

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

In the opinion of the Company's management, the accompanying condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position at June 30, 2002 and results of operations for the three and six months ended June 30, 2002 and 2001. The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's December 31, 2001 Annual Report on Form 10-K. Results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results to be expected for the full year.

The Company has subsidiaries in the United Kingdom, Germany, France, Netherlands, India, Australia, China, Taiwan, Japan and Mexico. The Company utilizes the currencies of the countries where its foreign subsidiaries operate as the functional currency. Balance sheet accounts denominated in foreign currency are translated at exchange rates as of the date of the balance sheet and income statement accounts are translated at average exchange rates for the period. Translation gains and losses are accumulated as a separate component of Accumulated Other Comprehensive Loss within Shareholders' Equity. The Company has adopted local currencies as the functional currencies for its subsidiaries because their principal economic activities are most closely tied to the respective local currencies.

2. Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the assumed conversion of all diluted securities.

3. Government Contracts

The Company is both a prime contractor and subcontractor under fixed-price and cost-reimbursement contracts with the U.S. Government (Government). At the commencement of each contract or contract modification, the Company submits pricing proposals to the Government to establish indirect cost rates applicable to such contracts. These rates, after audit and approval by the Government, are used to settle costs on completed contracts.

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

Inventories consist of the following:
(dollars in thousands)

                                                                    June 30, 2002  December 31, 2001
                                                                    -------------  -----------------
     Raw materials ..............................................   $     10,585      $     14,016
     Work in process ............................................          2,027             2,643
     Finished goods .............................................          5,878             5,883
     Inventoried costs relating to long-term contracts, net of
        amounts attributed to revenues recognized to date .......          4,777             4,569
     Reserve for excess and obsolete inventory ..................        (13,054)           (6,400)
                                                                    ------------      ------------
                                                                    $     10,213      $     20,711
                                                                    ============      ============

5. Goodwill and other intangible assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for a business combination and requires all business combinations to be accounted for using the purchase method. SFAS No. 141 is effective for any business combinations initiated after June 30, 2001. SFAS No. 142 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Goodwill and other intangible assets with indefinite lives are no longer amortized but instead are subject to an impairment test at least annually. The impairment test is comprised of two parts. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value of the reporting unit, the second step of the goodwill impairment test must be performed. The second step compares the implied fair value of the reporting unit's goodwill with the respective carrying amount in order to determine the amount of impairment loss, if any. In accordance with SFAS No. 142, the Company performed the first part of the two-step goodwill impairment test for its business segments with goodwill, excluding the $12.8 million of goodwill related to the Spectria business segment, which was written-off and included in the loss from discontinued operations in the consolidated statement of operations for the three and six months ended June 30, 2002 (see note 12). For each of the Company's business segments for which goodwill was recorded, the Company determined that the fair value exceeded the carrying amount as of January 1, 2002. As a result, the second step of the impairment test was not required. Additionally, under SFAS No. 142, the Company ceased amortizing its remaining goodwill balance which will result in reduced amortization of approximately $0.6 million, net of tax, in fiscal 2002. Total amortization expense for the three and six months ended June 30, 2002 for other intangible assets subject to amortization, were $1.0 million and $2.3 million, respectively.

The following table reconciles the Company's net loss and net income (loss) per share from continuing operations as reported, to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect for the period prior to the adoption of SFAS No. 142.

(dollars in thousands, except per share amounts):

                                                                Three Months Ended                    Six Months Ended
                                                          -------------------------------     -------------------------------
                                                          June 30, 2002     June 30, 2001     June 30, 2002     June 30, 2001
                                                          -------------     -------------     -------------     -------------
Net loss from continuing operations:
   As reported .......................................    $     (28,959)    $      (1,999)    $     (27,686)    $      (4,284)
   eSecurity Products goodwill amortization,
     net of tax ......................................               --               156                --               313
                                                          -------------     -------------     -------------     -------------
       As adjusted ...................................    $     (28,959)    $      (1,843)    $     (27,686)    $      (3,971)
                                                          =============     =============     =============     =============
Basic & diluted income (loss) per share from
 continuing operations:
   As reported .......................................    $       (1.09)    $       (0.08)    $       (1.05)    $       (0.17)
   eSecurity Products goodwill amortization,
     net of tax ......................................               --              0.01                --              0.01
                                                          -------------     -------------     -------------     -------------

       As adjusted ...................................    $       (1.09)    $       (0.07)    $       (1.05)    $       (0.16)
                                                          =============     =============     =============     =============

The following table presents details of the Company's other intangible assets that are subject to amortization:

(dollars in thousands):

                                                     June 30, 2002                                December 31, 2001
                                      ---------------------------------------------  ----------------------------------------------
                                                      Accumulated                                     Accumulated
                                         Gross        Amortization         Net           Gross        Amortization         Net
                                      ------------    ------------     ------------   ------------    ------------     ------------
Software development costs .........  $     22,776    $    (18,539)    $      4,237   $     21,986    $    (11,218)    $     10,768
Product license ....................         9,520          (4,615)           4,905          7,567          (3,537)           4,030
                                      ------------    ------------     ------------   ------------    ------------     ------------
                           Total ...  $     32,296    $    (23,154)    $      9,142   $     29,553    $    (14,755)    $     14,798
                                      ============    ============     ============   ============    ============     ============

At June 30, 2002, the amortization of the remaining balance of other intangible assets of $9.1 million will be $1.6 million for the remainder of 2002. The amortization for each of the fiscal years 2003, 2004, 2005, 2006 and thereafter will be $2.4 million, $2.2 million, $1.3 million, $0.8 million and $0.6 million, respectively. At June 30, 2002, the Company had $0.2 million of unamortized software development costs included in the remaining balance of other intangible assets of $9.1 million, which had not begun amortization. Amortization of software development costs commences when the products are available for general release to customers.

6. Software development costs

SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Amortization of capitalized software development costs commences when the products are available for general release to customers and are determined using the straight-line method over the expected useful lives of the respective products. These amounts are written-off if it is determined that the projects cannot be brought to market.

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

8. Industry segments

In June 2002, the Company announced that its Spectria segment had experienced rapidly deteriorating business prospects due to a severe decline in IT services infrastructure spending. Consequently, the Company discontinued Spectria and is closing its facility in Long Beach, California. Spectria's results of operations are included in the loss from discontinued operations in the consolidated statement of operations for the three and six months ended June 30, 2002. The identifiable assets, after applicable eliminations for Spectria as of June 30, 2002 were $0.6 million as compared with $16.5 million as of December 31, 2001 (see note 12).

The Company has two business segments comprising continuing operations. The first segment focuses on commercial security products, including solutions for reliable identity, secure internet and wireless transaction acceleration, licensing solutions for software publishers, easy to deploy Web security solutions and security training and consulting for enterprise IT staff (eSecurity Products). The second segment provides products and services for enterprise, government and defense applications for products providing security for classified information, for products providing personal identity authentication for government and defense applications, and custom design services for enterprises, government and defense applications requiring either extraordinary performance and/or security (Secure Communications Products). These two business segments are increasingly working closely together. The identifiable assets, after applicable eliminations, for each segment from continuing operations as of June 30, 2002, were $79.3 million and $25.7 million, respectively, compared with $101.8 million and $27.7 million as of December 31, 2001.

Intercompany revenues for the three and six months ended June 30, 2002 were $16,000 and $17,000, respectively, and $91,000 and $266,000, respectively, for the corresponding periods in the prior year. Intercompany revenues are generated by the Secure Communications segment.

9. Recent accounting pronouncements

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. Under SFAS No. 144, a component of a business that either has been disposed of or is classified as held for sale is reported in discontinued operations if (i) the operations and cash flows will be, or have been, eliminated from the on-going operations of the company as a result of the disposal transaction and, (ii) the company will not have any significant continuing involvement in such operations.

In June 2002, the Company announced that its Spectria segment had experienced rapidly deteriorating business prospects due to a severe decline in IT services infrastructure spending. Consequently, the Company discontinued Spectria and is closing its facility in Long Beach, California. The Company wrote-off Spectria's goodwill balance of $12.8 million and recorded a $2.1 million provision based on management's current estimates of the amounts to be realized on the disposal of its assets. The amount the Company will ultimately realize could differ from the assumptions currently used in arriving at the anticipated loss. Spectria's results of operations are included in the loss from discontinued operations in the consolidated statement of operations for the three and six months ended June 30, 2002 (see note 12).

10. Litigation

In September 1998, a patent infringement action was filed against the Company by Globetrotter, Inc., alleging that certain of the Company's products infringe patents owned by Globetrotter. The complaint seeks unspecified monetary damages and a permanent injunction banning the use of the products alleged to infringe the Globetrotter patents. On September 24, 2001, the District Court granted partial summary judgment in favor of the Company as it relates to allegations by Globetrotter. The Company has filed a counterclaim alleging antitrust and unfair competition and has been vigorously prosecuting their antitrust and other business tort claims. The counterclaims are presently set for trial on December 2, 2002.

In July 1998, a patent infringement claim was filed against the Company by Andrew Pickholtz, alleging that certain of the Company's products infringe a patent owned by Pickholtz. The complaint seeks unspecified monetary damages. The Company filed a motion for summary judgment of noninfringement that was decided in favor of the Company in December 2000. In January 2001, Mr. Pickholtz filed a notice of appeal. After considering legal briefs filed by the Company and by Mr. Pickholtz, the Court of Appeals for the Federal Circuit heard oral arguments in the case on November 7, 2001. On April 3, 2002, the appellate court issued an opinion which reversed the trial court's entry of summary judgment in favor of the Company, and remanded the case to the trial court for further proceedings. Mr. Pickholtz filed a petition seeking a rehearing as to certain issues, which the appellate court denied on April 29, 2002. The matter is now tentatively scheduled for mediation on September 13, 2002. The Company continues to believe the claims are without merit and intends to continue to vigorously defend against any infringement claims made by Mr. Pickholtz.

In June 2002, a breach of contract lawsuit was filed against the Company by a supplier. The complaint seeks damages of $3.9 million. The Company has recorded $2.6 million related to this matter that is included in accounts payable. The Company believes that the additional claim is without merit and intends to vigorously defend this matter.

The Company is also involved in other legal proceedings and claims arising in the ordinary course of business. The Company does not believe that any liabilities related to the legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to the Company's consolidated financial condition, results of operations or cash flows.

11. Restructuring charges

In the third quarter of 2001, the Company restructured and consolidated its Digital Rights Management and iVEA operations (eSecurity Products), resulting in a net staff reduction of 97 employees across all employee groups, primarily in the U.S., and recorded restructuring charges of $6.4 million.

The following table summarizes the Company's restructuring costs and activities from continuing operations in the restructuring reserves:

(dollars in thousands):

                                                        Facilities
                                                           and
                                                        Equipment        Severance          Total
                                                       ------------     ------------     ------------
Charged to costs and expenses at September 30, 2001    $      4,699     $      1,131     $      5,830
Cash payments                                                  (538)            (931)          (1,469)
                                                       ------------     ------------     ------------

Restructuring balance, December 31, 2001                      4,161              200            4,361
Cash payments                                                  (503)            (173)            (676)
                                                       ------------     ------------     ------------
Restructuring balance, June 30, 2002                   $      3,658     $         27     $      3,685
                                                       ============     ============     ============

The following table summarizes the Company's restructuring costs and activities from discontinued operations in the restructuring reserves:

                                                                 Facilities
                                                                    and
                                                                 Equipment
                                                                ------------
Charged to costs and expenses at September 30, 2001             $        572
Cash payments                                                           (160)
                                                                ------------

Restructuring balance, December 31, 2001                                 412
Cash payments                                                           (112)
                                                                ------------

Restructuring balance, June 30, 2002                            $        300
                                                                ============

The current portion of the restructuring reserve of $2.6 million relating to office space reduction and severance is shown separately under current liabilities while the long-term portion of the reserve of $1.4 million is recorded in other liabilities. Exit activities are anticipated to continue through 2002 with certain lease obligations currently expiring in 2005.

12. Discontinued operations and other charges

In June 2002, the Company announced that its Spectria segment had experienced rapidly deteriorating business prospects due to a severe decline in IT services infrastructure spending. Consequently, the Company discontinued Spectria and is closing its facility in Long Beach, California. The Company wrote-off Spectria's goodwill balance of $12.8 million and recorded a $2.1 million provision based on management's current estimates of the amounts to be realized on the disposal of its assets. The amount the Company will ultimately realize could differ from the assumptions currently used in arriving at the anticipated loss. Spectria's results of operations are included in the loss from discontinued operations in the consolidated statement of operations for the three and six months ended June 30, 2002.

The revenues and loss from discontinued operations for the three and six months ended June 30, 2002 and 2001 related to the disposal of Spectria are as follows:

(dollars in thousands)

                                            Three Months Ended                  Six Months Ended
                                     -------------------------------     -------------------------------
                                     June 30, 2002     June 30, 2001     June 30, 2002     June 30, 2001
                                     -------------     -------------     -------------     -------------
Revenues .........................   $         909     $       3,802     $       2,745     $       8,107
Loss from discontinued operations.   $     (15,963)    $        (256)    $     (16,668)    $        (542)

The assets and liabilities of Spectria at June 30, 2002 and December 31, 2001 consisted of the following:

(dollars in thousands)

                                                June 30, 2002  December 31, 2001
                                                -------------  -----------------

Cash and accounts receivable ..................   $        483   $      2,576
Prepaid expenses and other current assets .....             53            384
Property, plant and equipment .................             31            652
Goodwill, net of accumulated amortization .....             --         12,840
                                                  ------------   ------------

Total assets of discontinued operations .......   $        567   $     16,452
                                                  ============   ============
Accounts payable and other
    accrued liabilities .......................   $      1,553   $      1,209
Accrued payroll and related expenses ..........            401            598
Accrued restructuring costs ...................            300            412
Long-term debt ................................             --            162
                                                  ------------   ------------
Total liabilities of discontinued operations ..   $      2,254   $      2,381
                                                  ============   ============

In June 2002, the Company recorded total other charges of $29.4 million from continuing operations which included $16.0 million related to slow moving inventories and discontinued products from its eSecurity segment and $13.4 million of provision for income taxes, which included $11.6 million of deferred income tax valuation allowance. Other charges from its eSecurity segment resulted from lower than expected sales forecasts and discontinued products.

The following table summarizes the other charges from continuing operations recorded in the second quarter of 2002:

(dollars in thousands)

                                                       Cost           Selling,         Research         Provision
                                                        of           General and          and          for Income
                                                       Sales        Administrative    Development         Taxes            Total
                                                   -------------    --------------   -------------    -------------    -------------
Reserve for excess and obsolete inventory........  $       8,392                                                       $       8,392
Write-off of capitalized and developed software..          5,043                                                               5,043
Warranty reserve ................................            462                                                                 462
Provision for bad debts..........................                             198                                                198
Reserve for employee severance...................            168              633                                                801
Write-off of long-term investment................                             260                                                260
Other charges....................................            200              300              334                               834
Provision for income taxes.......................                                                            13,384           13,384
                                                   -------------    -------------    -------------    -------------    -------------

Other charges, June 30, 2002.....................  $      14,265    $       1,391    $         334    $      13,384    $      29,374
                                                   =============    =============    =============    =============    =============

13. Income taxes

The Company recorded income tax expense from continuing operations of $13.4 million and $13.7 million for the three and six months ended June 30, 2002, respectively, and an income tax benefit of $1.2 million and $2.6 million for the three and six months ended June 30, 2001. During June 2002, the Company determined that the realization of its net deferred tax asset is uncertain and, therefore, recorded $11.6 million of valuation allowance in accordance with SFAS No. 109, "Accounting for Income Taxes".

                           RAINBOW TECHNOLOGIES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the consolidated results of operations, and the consolidated financial position of the Company during the periods included in the accompanying condensed consolidated financial statements. This discussion should be read in conjunction with the related condensed consolidated financial statements and associated notes.

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

Income Taxes

The Company has significant deferred tax assets, which are subject to periodic recoverability assessments. A valuation allowance against the deferred tax assets is recorded if the Company determines that it is not more likely than not that these assets will be realized. This is based upon the expectation of future taxable income and tax planning strategies. The Company's judgment regarding future taxable income may change due to future market conditions and its ability to continue to successfully execute its restructuring program and other factors. These changes, if any, may require possible material adjustments to these deferred tax asset balances.

Impairment of Goodwill

The Company performs an annual impairment test of its goodwill, or more frequently, if certain impairment indicators exist. The Company's judgment regarding the existence of impairment indicators is based on legal factors, market conditions and operational performance of acquired businesses. Future events could cause the Company to conclude that impairment indicators exist and that goodwill associated with acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on the Company's consolidated financial condition and results of operations.

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

RESULTS OF OPERATIONS

(dollars in thousands)

                                                               Three Months Ended                   Six Months Ended
                                                        -------------------------------     -------------------------------
                                                        June 30, 2002     June 30, 2001     June 30, 2002     June 30, 2001
                                                        -------------     -------------     -------------     -------------
Revenues from continuing operations:
  eSecurity Products                                    $      12,280     $      16,406     $      24,333     $      33,653
  Secure Communications Products                               18,700            17,137            37,832            35,785
                                                        -------------     -------------     -------------     -------------

    Total revenues from continuing operations           $      30,980     $      33,543     $      62,165     $      69,438
                                                        =============     =============     =============     =============

Operating income (loss) from continuing operations:
  eSecurity Products                                    $     (18,418)    $      (5,104)    $     (20,738)    $      (9,793)
  Secure Communications Products                                2,785             3,333             6,470             6,526
                                                        -------------     -------------     -------------     -------------

     Total operating loss from continuing operations    $     (15,633)    $      (1,771)    $     (14,268)    $      (3,267)
                                                        =============     =============     =============     =============

REVENUES FROM CONTINUING OPERATIONS

On a consolidated basis, revenues from continuing operations for the three and six months ended June 30, 2002 decreased by 8% and 10% to $31.0 million and $62.2 million from the same periods in the prior year. The decrease is due to lower revenues in the eSecurity segment, partially offset by higher revenues in the Secure Communications segment. Revenues from international markets for the three months ended June 30, 2002 increased 1% to $6.7 million and decreased 16% to $11.9 million for the six months ended June 30, 2002 as compared to the same periods in the prior year. The decrease in revenues for the six months ended June 30, 2002 was primarily due to a decrease in revenues in Europe partially offset by an increase in revenues in Asia Pacific. The decrease in revenues in Europe was primarily due to lower demand for security products while the increase in revenues in Asia Pacific was primarily due to revenues generated by the Company's office in Japan, which was opened in the fourth quarter of 2001. Revenues from domestic markets for the three and six months ended June 30, 2002 decreased by 10% to $24.3 million and 9% to $50.3 million, respectively, from the same periods in the prior year. The decrease in domestic revenues was due to the aforementioned decrease in revenues from the Company's eSecurity segment.

eSecurity revenues for the three and six months ended June 30, 2002 decreased by 25% to $12.3 million and 28% to $24.3 million when compared to the same periods in 2001. The decrease in revenues was primarily due to decreased demand in North America and Europe for business software applications and a decline in OEM markets for Cryptoswift SSL acceleration devices.

Secure Communications revenues for the three and six months ended June 30, 2002 increased 9% to $18.7 million and 6% to $37.8 million when compared to the same periods in 2001. The increase in revenues was primarily due to continued growth in demand for network security products.

GROSS PROFIT FROM CONTINUING OPERATIONS

Gross profit from eSecurity for the three months ended June 30, 2002 decreased to (57%) of revenues compared to 56% of revenues for the corresponding period in 2001. Gross profit for the six months ended June 30, 2002 decreased to (4%) of revenues compared to 56% of revenues for the corresponding period in 2001. These decreases were primarily due to increases in cost of revenues which included other charges of $8.4 million in inventory reserves, $5.0 million of write-off of capitalized and developed software, $0.5 million in warranty reserves and $0.4 million in severance and other accruals. Excluding these charges, gross profit for the three and six months ended June 30, 2002 increased to 60% of revenues and decreased to 54% of revenues, respectively. The increase in gross profit for the three months ended June 30, 2002 was primarily attributable to increased efficiencies in manufacturing operations.

Gross profit from Secure Communications for the three months ended June 30, 2002 decreased to 19% of revenues compared to 24% of revenues for the corresponding period in 2001. Gross profit for the six months ended June 30, 2002 decreased to 20% of revenues compared to 21% of revenues for the corresponding period in 2001. The decrease was primarily due to a change in product mix.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist primarily of personnel-related expenses, sales commission, promotional activities, and professional fees. Selling, general and administrative expenses from continuing operations for the three months ended June 30, 2002 were $9.4 million or 30% of revenues as compared to $11.4 million or 34% of revenues for the corresponding period in 2001. Selling, general and administrative expenses from continuing operations for the six months ended June 30, 2002 were $16.1 million or 26% of revenues as compared to $22.8 million or 33% of revenues for the corresponding period in 2001. These decreases reflected the overall reduction in expenses primarily in the eSecurity segment, as a result of a decrease in staff and lower marketing expenses, partially offset by other charges of $1.4 million relating to severance and other accruals recorded in 2002.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of salaries and other personnel-related expenses, costs related to engineering development tools, and subcontracting costs. Research and development expenses from continuing operations for the three months ended June 30, 2002 were $2.9 million or 9% of revenues, as compared to research and development expense of $3.4 million or 10% of revenues for the corresponding period in 2001. Research and development expenses from continuing operations for the six months ended June 30, 2002 were $4.7 million or 8% of revenues, as compared to research and development expense of $6.4 million or 9% of revenues for the corresponding period in 2001. The decreases in research and development expenses were primarily due to a decrease in compensation as a result of the decrease in staff in the United States and greater use of research and development resources in India and China, partially offset by higher costs capitalized in the corresponding period in 2001 and higher unfunded research and development expenses in 2002 relating to the Company's Secure Communications segment.

MARKETABLE TRADING SECURITIES

At June 30, 2001, the difference between the estimated fair value and the cost of the trading securities resulted in an unrealized loss of $3.5 million, which was recognized in earnings for the six months ended June 30, 2001. Unrealized losses on the trading securities recognized in earnings during the six months ended June 30, 2002 was $90,000.

PROVISION FOR INCOME TAXES

The effective tax rate was 38% for the three and six months ended June 30, 2001. The Company recorded income tax expense from continuing operations of $13.4 million and $13.7 million for the three and six months ended June 30, 2002, respectively, and an income tax benefit of $1.2 million and $2.6 million for the three and six months ended June 30, 2001. During June 2002, the Company determined that the realization of its net deferred tax asset is uncertain and, therefore, recorded $11.6 million of valuation allowance in accordance with SFAS No. 109, "Accounting for Income Taxes."

RESULTS OF DISCONTINUED OPERATIONS

Discontinued operations for the three and six months ended June 30, 2002 reported operating results and net losses of $16.0 million and $16.7 million, respectively, as compared with losses of $0.3 million and $0.5 million for the corresponding periods in 2001. Spectria's losses in 2002 included $12.8 million of write-off of goodwill and a $2.1 million provision based on management's current estimates of the amounts to be realized on the disposal of its assets. The amount the Company will ultimately realize could differ from the assumptions currently used in arriving at the anticipated loss.

INVENTORIES

Raw materials decreased approximately $3.4 million to $10.6 million at June 30, 2002 as compared with $14.0 million at June 30, 2001. The decrease was primarily due to write-off of obsolete inventory and reduced purchases due to lower volume of sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of operating funds have been from operations. Net cash provided by operating activities for the six months ended June 30, 2002 and 2001 were $7.2 million and $5.8 million, respectively. Operating activities in 2002 included a decrease in accounts receivable of $4.8 million primarily due to increased collection activities and non-cash charges of $9.6 million of provision for excess and obsolete inventory, $5.4 million of write-off of capitalized and developed software, $14.9 million of write-off of goodwill and provisions for impairment of assets relating to discontinued operations and $16.3 million in deferred income taxes primarily due to the Company's valuation allowance for deferred tax assets. Operating activities in 2001 included a decrease in accounts receivable of $11.5 million primarily due to the decrease in revenues relating to the Company's CryptoSwift product line and non-cash charges of $3.5 million for unrealized loss on marketable trading securities and $1.2 million of provision for excess and obsolete inventory.

Net cash used in investing activities for the six months ended June 30, 2002 and 2001 were $0.9 million and $9.5 million, respectively. Investing activities in 2002 included $0.7 million on capital expenditures and $0.5 million of net cash paid for acquisition of Impex Computacion S.A. de C.V. in Mexico and purchase of remaining shares in the Company's subsidiary in Taiwan. Investing activities in 2001 included $3.3 million on capital expenditures, $4.0 million on development of new products and $2.4 million of payments for investment in the Company's joint venture in Japan and purchase of additional shares in the Company's subsidiary in China. The decrease in capital expenditures in 2002 as compared to the corresponding period in 2001 was in line with the Company's overall reduction in expenses.

Net cash provided by financing activities for the six months ended June 30, 2002 was $2.3 million while net cash used in financing activities for the six months ended June 30, 2001 was $2.8 million. Financing activities included in 2002 were $0.6 million in repurchase of the Company's common stock and $3.0 million received from common stock options exercised while financing activities in 2001 included $3.1 million repayment of the line of credit.

The Company intends to use its capital resources to expand its product lines and for possible acquisitions of additional products and technologies. The Company has no significant capital commitments or requirements at this time.

At June 30, 2002, the Company's subsidiaries in the United Kingdom, Germany, France, Netherlands and Japan carried approximately $0.5 million, $1.0 million, $1.4 million, $2.8 million and $2.5 million, respectively, in interest earning deposits which may result in foreign exchange gains or losses due to the fact that the functional currency in those subsidiaries is not the U.S. dollar.

The Company believes that its current working capital of $51.6 million and anticipated working capital to be generated by future operations will be sufficient to support the Company's working capital requirements for at least the next twelve months.

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

      EXHIBIT
      NUMBER                                   DESCRIPTION
      ------                                   -----------

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

      EXHIBIT
      NUMBER                                   DESCRIPTION
      ------                                   -----------

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

      99(a) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Walter W. Straub, President and Chief Executive Officer and Patrick E. Fevery, Vice President and Chief Financial Officer

(b)   Reports on Form 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Dated: August 13, 2002

                                            RAINBOW TECHNOLOGIES, INC.


                                            By: /s/ Patrick E. Fevery
                                               ---------------------------------
                                               Vice President and Chief
                                               Financial Officer