Form 10-Q
period 2002-09-30
RAINBOW TECHNOLOGIES INC
filed 2002-11-12
CIK 819706

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACTS OF 1934

For the Quarter ended SEPTEMBER 30, 2002	Commission file number: 0-16641

RAINBOW TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	95-3745398
(State of incorporation)	(I.R.S. Employer Identification No.)

50 TECHNOLOGY DRIVE, IRVINE, CALIFORNIA	92618
(Address of principal executive offices)	(Zip Code)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [   ]

The number of shares of common stock, $.001 par value, outstanding as of October 31, 2002, was 26,216,249.

RAINBOW TECHNOLOGIES, INC.

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at September 30, 2002 (unaudited) and December 31, 2001	4

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001 (unaudited)	5

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2002 and 2001 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Not applicable

Item 4.	Controls and Procedures	18

PART II - OTHER INFORMATION

Item 1 to 5 - Not applicable

Item 6.	Exhibits and reports on Form 8K	19

SIGNATURES		21

CERTIFICATIONS OF FINANCIAL REPORTS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002		22

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

RAINBOW TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	September 30, 2002	December 31, 2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,128	$28,778
Marketable available-for-sale and trading securities	160	1,195
Accounts receivable, net of allowance for doubtful accounts of $988 and $1,858 in 2002 and 2001, respectively	17,045	24,492
Inventories	10,080	20,711
Income tax receivable	5,013	1,844
Deferred income taxes	—	13,901
Unbilled costs and fees	1,470	2,227
Prepaid expenses and other current assets	1,558	1,634

Total current assets	77,454	94,782
Property, plant and equipment, at cost:
Equipment	22,167	20,838
Buildings	7,344	6,655
Furniture	2,937	2,810
Leasehold improvements	2,941	2,946

	35,389	33,249
Less accumulated depreciation and amortization	21,013	17,336

Net property, plant and equipment	14,376	15,913
Goodwill, net of accumulated amortization of $35,496 and $22,104 in 2002 and 2001, respectively	1,684	15,638
Software development costs, net of accumulated amortization of $19,050 and $11,218 in 2002 and 2001, respectively	3,945	10,768
Product licenses, net of accumulated amortization of $5,094 and $3,537 in 2002 and 2001, respectively	4,425	4,030
Deferred income taxes	—	2,421
Other assets	1,861	2,413

	$103,745	$145,965

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,464	$9,929
Accrued payroll and related expenses	6,039	5,063
Accrued restructuring costs	2,326	3,130
Warranty reserve	2,261	2,417
Other accrued liabilities	6,024	5,041
Long-term debt, due within one year	234	211

Total current liabilities	24,348	25,791
Long-term debt, net of current portion	351	476
Other liabilities	2,713	2,959
Commitments and contingencies
Shareholders’ equity:
Common stock, $.001 par value, 55,000,000 shares authorized, 26,713,270 and 26,157,594 shares issued and outstanding in 2002 and 2001, respectively	27	26
Additional paid-in capital	60,250	56,885
Accumulated other comprehensive loss	(363)	(1,539)
Retained earnings	18,830	61,367

	78,744	116,739
Less cost of treasury shares (517,000 shares)	(2,411)	—

Total shareholders’ equity	76,333	116,739

	$103,745	$145,965

See accompanying notes.

RAINBOW TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(unaudited)
Revenues:
eSecurity Products	$11,417	$10,305	$35,750	$43,958
Secure Communications Products	18,926	14,855	56,758	50,640

Total revenues	30,343	25,160	92,508	94,598
Operating expenses:
Cost of eSecurity Products	3,977	16,092	29,339	30,928
Cost of Secure Communications Products	13,877	11,892	44,127	40,041
Selling, general and administrative	7,776	9,786	23,867	32,589
Research and development	2,365	2,664	7,095	9,076
Goodwill amortization	—	294	—	799
Restructuring costs	—	5,830	—	5,830
Goodwill impairment	—	1,491	—	1,491

Total operating expenses	27,995	48,049	104,428	120,754

Operating income (loss)	2,348	(22,889)	(11,920)	(26,156)
Loss on marketable trading securities	(18)	(14)	(108)	(3,562)
Foreign currency loss	(30)	(2,092)	(331)	(2,373)
Interest income	118	88	325	453
Interest expense	(19)	(28)	(98)	(96)
Other income (expense), net	56	(179)	635	(290)

Income (loss) from continuing operations before income taxes	2,455	(25,114)	(11,497)	(32,024)
Benefit (provision) for income taxes	—	8,277	(13,733)	10,903

Income (loss) from continuing operations	2,455	(16,837)	(25,230)	(21,121)
Loss from discontinued operations, net of applicable taxes	(639)	(3,508)	(17,307)	(4,050)

Net income (loss)	$1,816	$(20,345)	$(42,537)	$(25,171)

Basic income (loss) per share:
Continuing operations	$0.09	$(0.65)	$(0.95)	$(0.81)

Discontinued operations	$(0.02)	$(0.13)	$(0.66)	$(0.16)

Net income (loss)	$0.07	$(0.78)	$(1.61)	$(0.97)

Diluted income (loss) per share:
Continuing operations	$0.09	$(0.65)	$(0.95)	$(0.81)

Discontinued operations	$(0.02)	$(0.13)	$(0.66)	$(0.16)

Net income (loss)	$0.07	$(0.78)	$(1.61)	$(0.97)

Shares used in computing net income (loss) per share:
Basic	26,326	26,062	26,479	26,046

Diluted	26,532	26,062	26,479	26,046

See accompanying notes.

RAINBOW TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(unaudited)
Net income (loss)	$1,816	$(20,345)	$(42,537)	$(25,171)
Other comprehensive income (loss):
Foreign currency translation adjustment	144	4,196	1,628	1,959
Unrealized loss on securities	(376)	(28)	(452)	(199)

Other comprehensive income (loss), before income taxes	(232)	4,168	1,176	1,760
Provision for income taxes related to other comprehensive income (loss)	—	(1,583)	—	(668)

Other comprehensive income (loss), net of taxes	(232)	2,585	1,176	1,092

Comprehensive income (loss)	$1,584	$(17,760)	$(41,361)	$(24,079)

See accompanying notes.

RAINBOW TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Nine Months Ended September 30,

	2002	2001

	(unaudited)
Cash flows from operating activities:
Net loss	$(42,537)	$(25,171)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	3,281	6,241
Depreciation	2,995	2,980
Change in deferred income taxes	16,322	(10,205)
Provision (reduction) of allowance for doubtful accounts	(898)	1,334
Minority interest in subsidiary’s earnings	188	196
Unrealized loss on marketable trading securities	108	3,562
Provision for excess and obsolete inventory	10,198	7,414
Warranty provision	901	2,440
Tax benefit of exercise of common stock options	295	138
Write-off of long-term investment	260	1,206
Write-off of capitalized and developed software	5,436	2,392
Write-off of Spectria goodwill	12,840	—
Provision for impairment of assets on discontinued operations	2,356	—
Restructuring costs	—	6,402
Goodwill impairment	—	4,030
Foreign currency loss on repayment of loan to foreign subsidiary	—	1,252
Changes in operating assets and liabilities:
Accounts receivable	8,803	18,086
Inventories	573	1,651
Unbilled costs and fees	757	(1,038)
Prepaid expenses and other current assets	111	(115)
Accounts payable	(2,489)	(1,325)
Accrued liabilities	(2,369)	(5,236)
Billings in excess of costs and fees	305	(935)
Income taxes	(3,169)	2,039

Net cash provided by operating activities	14,267	17,338
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,236)	(3,398)
Capitalized software development costs	(656)	(4,020)
Other assets	902	(161)
Cash paid for acquisition of Impex Computacion, S.A. de C.V.	(297)	—
Additional investment in Rainbow Technologies (Taiwan) Co. Ltd.	(225)	—
Cash paid for investment in DataSafe Technologies, China	—	(231)
Investment in Rainbow Technologies K.K., Japan	—	(1,357)
Additional investment in Rainbow Goldensoft, China	—	(809)

Net cash used in investing activities	(1,512)	(9,976)
Cash flows from financing activities:
Exercise of common stock options	3,071	478
Repayment of long-term debt	(171)	(126)
Purchase of treasury stock	(2,411)	—
Cash paid to minority shareholder of Rainbow Technologies K.K., Japan	(292)	—
Repayment of line of credit	—	(3,129)

Net cash provided by (used in) financing activities	197	(2,777)
Effect of exchange rate changes on cash	398	945

Net increase in cash and cash equivalents	13,350	5,530
Cash and cash equivalents at beginning of year	28,778	19,458

Cash and cash equivalents at end of year	$42,128	$24,988

See accompanying notes.

RAINBOW TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
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

Management determines the appropriate classification of its investments in marketable securities at the time of purchase. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and carried at fair value with the unrealized holding gains and losses included in earnings. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity.

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position at September 30, 2002 and results of operations for the three and nine months ended September 30, 2002 and 2001. The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the Company’s December 31, 2001 Annual Report on Form 10-K. Results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results to be expected for the full year.

The Company has subsidiaries in the United Kingdom, Germany, France, Netherlands, India, Australia, China, Taiwan, Japan and Mexico. The Company utilizes the currencies of the countries where its foreign subsidiaries operate as the functional currency. Balance sheet accounts denominated in foreign currency are translated at exchange rates as of the date of the balance sheet and income statement accounts are translated at average exchange rates for the period. Translation gains and losses are accumulated as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity. The Company has adopted local currencies as the functional currencies for its subsidiaries because their principal economic activities are most closely tied to the respective local currencies.

2. Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share for the three months ended September 30, 2002 assumes the conversion of 206,000 stock options. The Company incurred losses for the three months ended September 30, 2001 and the nine months ended September 30, 2002 and 2001 and, therefore, all stock options were anti-dilutive and not included in the computation of diluted earnings per share.

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

Inventories, other than inventoried costs relating to long-term contracts, are stated at the lower of cost (first-in, first-out basis) or market.

Inventories consist of the following:
(dollars in thousands)

	September 30, 2002	December 31, 2001

Raw materials	$8,883	$14,016
Work in process	1,590	2,643
Finished goods	4,037	5,883
Inventoried costs relating to long-term contracts, net of amounts attributed to revenues recognized to date	5,646	4,569
Reserve for excess and obsolete inventory	(10,076)	(6,400)

	$10,080	$20,711

5. Goodwill and other intangible assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for a business combination and requires all business combinations to be accounted for using the purchase method. SFAS No. 141 is effective for any business combinations initiated after June 30, 2001. SFAS No. 142 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Goodwill and other intangible assets with indefinite lives are no longer amortized but instead are subject to an impairment test at least annually. The impairment test is comprised of two parts. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value of the reporting unit, the second step of the goodwill impairment test must be performed. The second step compares the implied fair value of the reporting unit’s goodwill with the respective carrying amount in order to determine the amount of impairment loss, if any. In accordance with SFAS No. 142, the Company performed the first part of the two-step goodwill impairment test for its business segments with goodwill, excluding the $12.8 million of goodwill related to the Spectria business segment, which was written-off and included in the loss from discontinued operations in the consolidated statement of operations for the nine months ended September 30, 2002 (see note 12). For each of the Company’s business segments for which goodwill was recorded, the Company determined that the fair value exceeded the carrying amount as of January 1, 2002. As a result, the second step of the impairment test was not required. Additionally, under SFAS No. 142, the Company ceased amortizing its remaining goodwill balance which will result in reduced amortization of approximately $0.6 million, net of tax, in fiscal 2002. Total amortization expense for the three and nine months ended September 30, 2002 for other intangible assets subject to amortization, were $1.0 million and $3.3 million, respectively.

The following table reconciles the Company’s net income (loss) and net income (loss) per share from continuing operations as reported, to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect for the period prior to the adoption of SFAS No. 142.
(dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income (loss) from continuing operations:
As reported	$2,455	$(16,837)	$(25,230)	$(21,121)
eSecurity Products goodwill amortization, net of tax	—	183	—	495

As adjusted	$2,455	$(16,654)	$(25,230)	$(20,626)

Basic & diluted income (loss) per share from continuing operations:
As reported	$0.09	$(0.65)	$(0.95)	$(0.81)
eSecurity Products goodwill amortization, net of tax	—	0.01	—	0.02

As adjusted	$0.09	$(0.64)	$(0.95)	$(0.79)

The following table presents details of the Company’s other intangible assets that are subject to amortization:

(dollars in thousands):

	September 30, 2002			December 31, 2001

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Software development costs	$22,995	$(19,050)	$3,945	$21,986	$(11,218)	$10,768
Product licenses	9,519	(5,094)	4,425	7,567	(3,537)	4,030

Total	$32,514	$(24,144)	$8,370	$29,553	$(14,755)	$14,798

At September 30, 2002, the amortization of the remaining balance of other intangible assets of $8.4 million will be $0.9 million for the remainder of 2002. The amortization for each of the fiscal years 2003, 2004 and 2005 will be $3.0 million, $2.8 million and $1.5 million, respectively. At September 30, 2002, the Company had $0.2 million of unamortized software development costs included in the remaining balance of other intangible assets of $8.4 million, which had not begun amortization. Amortization of software development costs commences when the products are available for general release to customers.

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

8. Industry segments

In June 2002, the Company announced that its Spectria segment had experienced rapidly deteriorating business prospects due to a severe decline in IT services infrastructure spending. Consequently, the Company discontinued Spectria and is closing its facility in Long Beach, California. Spectria’s results of operations are included in the loss from discontinued operations in the consolidated statement of operations for the three and nine months ended September 30, 2002 and 2001. The identifiable assets, after applicable eliminations for Spectria as of September 30, 2002 were $0.3 million as compared to $16.5 million as of December 31, 2001 (see note 12).

The Company has two business segments comprising continuing operations. The first segment focuses on commercial security products, including solutions for reliable identity, secure internet and wireless transaction acceleration, licensing solutions for software publishers, easy to deploy Web security solutions and security training and consulting for enterprise IT staff (eSecurity Products). The second segment provides products and services for enterprise, government and defense applications for products providing security for classified information, for products providing personal identity authentication for government and defense applications, and custom design services for enterprises, government and defense applications requiring either extraordinary performance and/or security (Secure Communications Products). These two business segments are increasingly working closely together. The identifiable assets, after applicable eliminations, for each segment from continuing operations as of September 30, 2002, were $81.2 million and $22.2 million, respectively, compared with $101.8 million and $27.7 million as of December 31, 2001.

Intercompany revenues for the three and nine months ended September 30, 2002 were $1,000 and $18,000, respectively, and $14,000 and $280,000, respectively, for the corresponding periods in the prior year. Intercompany revenues are generated by the Secure Communications segment.

9. Recent accounting pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit costs as generally defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect SFAS No. 146 to have a material impact on its consolidated results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. Under SFAS No. 144, a component of a business that either has been disposed of or is classified as held for sale is reported in discontinued operations if (i) the operations and cash flows will be, or have been, eliminated from the on-going operations of the company as a result of the disposal transaction and, (ii) the company will not have any significant continuing involvement in such operations.

In June 2002, the Company announced that its Spectria segment had experienced rapidly deteriorating business prospects due to a severe decline in IT services infrastructure spending. Consequently, the Company discontinued Spectria and is closing its facility in Long Beach, California. During the second quarter of 2002, the Company wrote-off Spectria’s goodwill balance of $12.8 million and recorded a $2.1 million provision based on management’s estimates of the amounts to be realized on the disposal of its assets. During the third quarter of 2002, the Company increased the provision by $0.3 million due to additional severance and lease obligations related to the discontinuation of Spectria. The amount the Company will ultimately realize could differ from the assumptions currently used in arriving at the anticipated loss. Spectria’s results of operations are included in the loss from discontinued operations in the consolidated statement of operations for the three and nine months ended September 30, 2002 (see note 12).

10. Litigation

In September 1998, a patent infringement action was filed against the Company by Globetrotter, Inc., alleging that certain of the Company’s products infringe patents owned by Globetrotter. The complaint seeks unspecified monetary damages and a permanent injunction banning the use of the products alleged to infringe the Globetrotter patents. On September 24, 2001, the District Court granted partial summary judgment in favor of the Company as it relates to allegations by Globetrotter. The Company has filed a counterclaim alleging antitrust and unfair competition and has been vigorously prosecuting their antitrust and other business tort claims. The counterclaims are presently set for trial on December 2, 2002.

In July 1998, a patent infringement claim was filed against the Company by Andrew Pickholtz, alleging that certain of the Company’s products infringe a patent owned by Pickholtz. The complaint seeks unspecified monetary damages. The Company filed a motion for summary judgment of noninfringement that was decided in favor of the Company in December 2000. In January 2001, Mr. Pickholtz filed a notice of appeal. After considering legal briefs filed by the Company and by Mr. Pickholtz, the Court of Appeals for the Federal Circuit heard oral arguments in the case on November 7, 2001. On April 3, 2002, the appellate court issued an opinion which reversed the trial court’s entry of summary judgment in favor of the Company, and remanded the case to the trial court for further proceedings. Mr. Pickholtz filed a petition seeking a rehearing as to certain issues, which the appellate court denied on April 29, 2002. The Company continues to believe the claims are without merit and intends to continue to vigorously defend against any infringement claims made by Mr. Pickholtz.

In June 2002, a breach of contract lawsuit was filed against the Company by a supplier. The complaint seeks damages of $3.9 million. The Company has recorded $2.6 million related to this matter that is included in accounts payable. The Company believes that the additional claim is without merit and intends to vigorously defend this matter.

The Company is also involved in other legal proceedings and claims arising in the ordinary course of business. The Company does not believe that any liabilities related to the legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to the Company’s consolidated financial condition, results of operations or cash flows.

11. Restructuring charges

In the third quarter of 2001, the Company restructured and consolidated its Digital Rights Management and iVEA operations (eSecurity Products), resulting in a net staff reduction of 97 employees across all employee groups, primarily in the U.S., and recorded restructuring charges of $6.4 million.

The following table summarizes the Company’s restructuring costs and activities from continuing operations in the restructuring reserves:
(dollars in thousands):

	Facilities
	and
	Equipment	Severance	Total

Charged to costs and expenses at September 30, 2001	$4,699	$1,131	$5,830
Cash payments	(538)	(931)	(1,469)

Restructuring balance, December 31, 2001	4,161	200	4,361
Cash payments	(855)	(200)	(1,055)

Restructuring balance, September 30, 2002	$3,306	$—	$3,306

The following table summarizes the Company’s restructuring costs and activities from discontinued operations in the restructuring reserves:

Facilities
and
Equipment

Charged to costs and expenses at September 30, 2001	$572
Cash payments	(160)

Restructuring balance, December 31, 2001	412
Cash payments	(209)

Restructuring balance, September 30, 2002	$203

The current portion of the restructuring reserve of $2.3 million relating to office space reduction is shown separately under current liabilities while the long-term portion of the reserve of $1.2 million is recorded in other liabilities. Exit activities are anticipated to continue through 2002 with certain lease obligations currently expiring in 2005.

12. Discontinued operations and other charges

In June 2002, the Company announced that its Spectria segment had experienced rapidly deteriorating business prospects due to a severe decline in IT services infrastructure spending. Consequently, the Company discontinued Spectria and is closing its facility in Long Beach, California. During the second quarter of 2002, the Company wrote-off Spectria’s goodwill balance of $12.8 million and recorded a $2.1 million provision based on management’s estimates of the amounts to be realized on the disposal of its assets. During the third quarter of 2002, the Company increased the provision by $0.3 million due to additional severance and lease obligations related to the discontinuation of Spectria. The amount the Company will ultimately realize could differ from the assumptions currently used in arriving at the anticipated loss. Spectria’s results of operations are included in the loss from discontinued operations in the consolidated statement of operations for the three and nine months ended September 30, 2002.

The revenues and loss from discontinued operations for the three and nine months ended September 30, 2002 and 2001 related to the disposal of Spectria are as follows:

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues	$434	$2,896	$3,179	$11,003
Loss from discontinued operations	$(639)	$(3,508)	$(17,307)	$(4,050)

The assets and liabilities of Spectria at September 30, 2002 and December 31, 2001 consisted of the following:

(dollars in thousands)

	September 30, 2002	December 31, 2001

Cash and accounts receivable	$298	$2,576
Prepaid expenses and other current assets	33	384
Property, plant and equipment	—	652
Goodwill, net of accumulated amortization	—	12,840

Total assets of discontinued operations	$331	$16,452

Accounts payable and other accrued liabilities	$1,363	$1,209
Accrued payroll and related expenses	69	598
Accrued restructuring costs	203	412
Long-term debt	—	162

Total liabilities of discontinued operations	$1,635	$2,381

13. Income taxes

The Company recorded income tax expense from continuing operations of $13.7 million for the nine months ended September 30, 2002 and income tax benefits of $8.3 million and $10.9 million for the three and nine months ended September 30, 2001, respectively. There was no income tax expense recognized during the three months ended September 30, 2002 since the Company expects a tax net operating loss for the year and any expected tax benefit related to the net operating loss has been previously recorded. In the second quarter of 2002, the Company determined that the realization of its net deferred tax asset is uncertain and, therefore, recorded $11.6 million of valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors which have affected the consolidated results of operations, and the consolidated financial position of the Company during the periods included in the accompanying condensed consolidated financial statements. This discussion should be read in conjunction with the related condensed consolidated financial statements and associated notes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical judgment areas in the application of its accounting policies that currently affect its consolidated financial condition and results of operations.

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

Income Taxes

The Company had significant deferred tax assets, which were subject to periodic recoverability assessments. A valuation allowance against the deferred tax assets is recorded if the Company determines that it is not more likely than not that these assets will be realized. This is based upon the expectation of future taxable income and tax planning strategies. The Company’s judgment regarding future taxable income may change due to future market conditions and its ability to continue to successfully execute its restructuring program and other factors. These changes, if any, may require possible material adjustments to these deferred tax asset balances.

Impairment of Goodwill

The Company performs an annual impairment test of its goodwill, or more frequently, if certain impairment indicators exist. The Company’s judgment regarding the existence of impairment indicators is based on legal factors, market conditions and operational performance of acquired businesses. Future events could cause the Company to conclude that impairment indicators exist and that goodwill associated with acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s consolidated financial condition and results of operations.

Capitalized Software Development Costs

The Company’s policy on capitalized software costs determines the timing of recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or cost of license fees. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon the Company’s product development process, technological feasibility is established upon completion of a working model. Amortization of capitalized software development costs commences when the products are available for general release to customers and is determined using the straight-line method over the expected useful lives of the respective products.

RESULTS OF OPERATIONS
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues from continuing operations:
eSecurity Products	$11,417	$10,305	$35,750	$43,958
Secure Communications Products	18,926	14,855	56,758	50,640

Total revenues from continuing operations	$30,343	$25,160	$92,508	$94,598

Operating income (loss) from continuing operations:
eSecurity Products	$(1,882)	$(25,659)	$(22,620)	$(35,452)
Secure Communications Products	4,230	2,770	10,700	9,296

Total operating income (loss) from continuing operations	$2,348	$(22,889)	$(11,920)	$(26,156)

REVENUES FROM CONTINUING OPERATIONS

On a consolidated basis, revenues from continuing operations for the three and nine months ended September 30, 2002 increased 21% to $30.3 million and decreased by 2% to $92.5 million, respectively, from the same periods in the prior year. Revenues from international markets for the three months ended September 30, 2002 increased 57% to $5.9 million as compared to the same period in the prior year. The increase in revenues was primarily due to continued growth in Asia Pacific primarily due to revenues generated by the Company’s office in Japan, which was opened in the fourth quarter of 2001. Although revenues from international markets remained the same for the nine months ended September 30, 2002 as compared to the same period in the prior year, the decrease in revenues in Europe was offset by the increase in revenues in Asia Pacific. Revenues from domestic markets for the three and nine months ended September 30, 2002 increased by 14% to $24.5 million and decreased 3% to $74.7 million, respectively, from the same periods in the prior year. These were primarily due to decrease in revenues from the eSecurity segment, which was partially offset by the continued growth in revenues from Secure Communications segment.

eSecurity revenues for the three and nine months ended September 30, 2002 increased 11% to $11.4 million and decreased 19% to $35.8 million, respectively, when compared to the same periods in 2001. The increase in revenues for the three months ended September 30, 2002 was primarily due to strong growth in software security and authentication product sales in Asia Pacific. Additionally, declines in the CryptoSwift eCommerce accelerator OEM business in the quarter were offset by increases in sales of Sentinel software security products and NetSwift iGate Web security appliances. The Company expects to see revenue growth from new products and new channel programs for eSecurity solutions. The decrease in revenues for the nine months ended September 30, 2002 was primarily attributable to the decline in OEM markets for Cryptoswift SSL acceleration devices.

Secure Communications revenues for the three and nine months ended September 30, 2002 increased 27% to $18.9 million and 12% to $56.8 million when compared to the same periods in 2001. The increase in revenues was primarily attributable to continued growth demand from the government for network link encryptors, voice and data security solutions and high assurance commercial security products. The Secure Communications segment ended the quarter with record backlog. The Company expects to see increases in government spending on security.

GROSS PROFIT FROM CONTINUING OPERATIONS

Gross profit from eSecurity products for the three months ended September 30, 2002 increased to 65% of revenues compared to a negative 56% of revenues for the corresponding period in 2001. The increase was primarily due to higher cost of revenues in the prior year quarter which included charges of $7.4 million in inventory reserves, $1.8 million in warranty reserves and $2.4 million write-off of capitalized and developed software. Gross profit for the nine months ended September 30, 2002 decreased to 18% of revenues compared to 30% of revenues for the corresponding period in 2001. The decrease was primarily due to the other charges recorded in the second quarter of 2002 which included $8.4 million in inventory reserves, $5.0 million of write-off of capitalized and developed software, $0.5 million in warranty reserves and $0.4 million in severance and other accruals. Excluding other charges recorded in the current and prior year, gross profit as a percentage of revenues increased which was primarily attributable to increased efficiencies in manufacturing operations and lower overhead costs.

Gross profit from Secure Communications for the three months ended September 30, 2002 increased to 27% of revenues as compared to 20% of revenues for the corresponding period in 2001. Gross profit for the nine months ended September 30, 2002 increased to 22% of revenues compared to 21% of revenues for the corresponding period in 2001. The increases in gross profit were primarily due to a change in mix to more profitable product sales.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist primarily of personnel-related expenses, sales commission, promotional activities, and professional fees. Selling, general and administrative expenses from continuing operations for the three months ended September 30, 2002 were $7.8 million or 26% of revenues as compared to $9.8 million or 39% of revenues for the corresponding period in 2001. The decrease was primarily due to reduced expenses in the eSecurity segment, as a result of a decrease in staff and a charge of $1.6 million in provision for bad debts recorded in the prior year. Selling, general and administrative expenses from continuing operations for the nine months ended September 30, 2002 were $23.9 million or 26% of revenues as compared to $32.6 million or 34% of revenues for the corresponding period in 2001. The decrease reflected the overall reduction in expenses primarily in the eSecurity segment, as a result of a decrease in staff and lower marketing expenses.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of salaries and other personnel-related expenses, costs related to engineering development tools, and subcontracting costs. Research and development expenses from continuing operations for the three months ended September 30, 2002 was $2.4 million or 8% of revenues, as compared to research and development expenses of $2.7 million or 11% of revenues for the corresponding period in 2001. Research and development expenses from continuing operations for the nine months ended September 30, 2002 were $7.1 million or 8% of revenues, as compared to research and development expenses of $9.1 million or 10% of revenues for the corresponding period in 2001. The decreases in research and development expenses were primarily due to a decrease in compensation from the Company’s eSecurity segment, as a result of the decrease in staff in the United States and greater use of research and development resources in India and China. This decrease was partially offset by higher research and development costs capitalized in 2001 by eSecurity and higher unfunded research and development expenses in 2002 from the Company’s Secure Communications segment.

MARKETABLE TRADING SECURITIES

At September 30, 2001, the difference between the estimated fair value and the cost of the trading securities resulted in an unrealized loss of $3.6 million, which was recognized in earnings for the nine months ended September 30, 2001. Unrealized losses on the trading securities recognized in earnings during the nine months ended September 30, 2002 was $108,000.

PROVISION FOR INCOME TAXES

The Company recorded income tax expense from continuing operations of $13.7 million for the nine months ended September 30, 2002 and income tax benefits of $8.3 million and $10.9 million for the three and nine months ended September 30, 2001, respectively. There was no income tax expense recognized during the three months ended September 30, 2002 since the Company expects a tax net operating loss for the year and any expected tax benefit related to the net operating loss has been previously recorded. In the second quarter of 2002, the Company determined that the realization of its net deferred tax assets is uncertain and, therefore, recorded $11.6 million of valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes.” The effective tax rates for the three and nine months ended September 30, 2001 were 33% and 34%, respectively.

RESULTS OF DISCONTINUED OPERATIONS

Discontinued operations for the three and nine months ended September 30, 2002 reported operating results and net losses of $0.6 million and $17.3 million, respectively, as compared with losses of $3.5 million and $4.1 million for the corresponding periods in 2001. Spectria’s losses in 2002 included $12.8 million of write-off of goodwill and a $2.4 million provision based on management’s current estimates of the amounts to be realized on the disposal of its assets. The amount the Company will ultimately realize could differ from the assumptions currently used in arriving at the anticipated loss. Spectria’s losses in 2001 included $2.5 million of goodwill impairment, $1.2 million write-off of long-term investment and $0.6 million of restructuring costs.

INVENTORIES

Raw materials decreased approximately $5.1 million to $8.9 million at September 30, 2002 as compared with $14.0 million at December 31, 2001. The decrease was primarily due to write-off of obsolete inventory and reduced purchases.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of operating funds have been from operations and proceeds from exercises of the Company’s common stock options. Net cash provided by operating activities for the nine months ended September 30, 2002 and 2001 were $14.3 million and $17.3 million, respectively. Operating activities in 2002 included a decrease in accounts receivable of $8.8 million primarily due to increased collection activities with improvement in days sales outstanding and non-cash charges of $10.2 million of provision for excess and obsolete inventory, $5.4 million of write-off of capitalized and developed software, $15.2 million of write-off of goodwill and provisions for impairment of assets relating to discontinued operations and $16.3 million in deferred income taxes primarily due to the Company’s valuation allowance for deferred tax assets. Operating activities in 2001 included a decrease in accounts receivable of $18.1 million primarily due to the decrease in revenues relating to the Company’s CryptoSwift product line and non-cash charges of $3.6 million for unrealized loss on marketable trading securities, $7.4 million of provision for excess and obsolete inventory, $6.4 million in restructuring costs and $4.0 million goodwill impairment.

Net cash used in investing activities for the nine months ended September 30, 2002 and 2001 were $1.5 million and $10.0 million, respectively. Investing activities in 2002 included $1.2 million on capital expenditures, $0.7 million in capitalized software development costs primarily related to the Company’s NetSwift iGate product and $0.5 million of net cash paid for acquisition of Impex Computacion S.A. de C.V. in Mexico and purchase of remaining shares in the Company’s subsidiary in Taiwan. Investing activities in 2001 included $3.4 million on capital expenditures, $4.0 million on development of new products and $2.4 million of payments for investment in the Company’s joint venture in Japan and purchase of additional shares in the Company’s subsidiary in China. The decrease in capital expenditures in 2002 as compared to the corresponding period in 2001 was in line with the Company’s overall reduction in expenses.

Net cash provided by financing activities for the nine months ended September 30, 2002 was $0.2 million while net cash used in financing activities for the nine months ended September 30, 2001 was $2.8 million. Financing activities included in 2002 were $2.4 million in repurchase of the Company’s common stock and $3.1 million received from common stock options exercised while financing activities in 2001 included a $3.1 million repayment of the line of credit.

The Company intends to use its capital resources to expand its product lines and for possible acquisitions of additional products and technologies. The Company has no significant capital commitments or requirements at this time.

At September 30, 2002, the Company’s subsidiaries in the United Kingdom, Germany, France, Netherlands and Japan carried approximately $1.6 million, $1.0 million, $1.4 million, $2.0 million and $1.4 million, respectively, in interest earning deposits which may result in foreign exchange gains or losses due to the fact that the functional currency in those subsidiaries is not the U.S. dollar.

The Company believes that its current working capital of $53.1 million and anticipated working capital to be generated by future operations will be sufficient to support the Company’s working capital requirements for at least the next twelve months.

Item 4. Controls and Procedures

As of September 30, 2002, an evaluation was performed by the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

EXHIBIT
NUMBER	DESCRIPTION

2(i)	Agreement and Plan of Reorganization, dated as of January 26, 1995 among the Company, Rainbow Acquisition Inc., a California corporation and a wholly owned subsidiary of Rainbow, and Mykotronx, Inc., a California corporation (“Mykotronx”) (incorporated by reference to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933, as amended, effective on April 20, 1995, Registration No. 33-89918).
2(ii)	Agreement and Plan of Merger, dated September 30, 1996, by and among the Company, RNBO Acquisition Corporation, a Nevada corporation and a wholly-owned subsidiary of the Company, and Software Security, Inc., a Connecticut corporation (incorporated by reference to Exhibit 2(ii) of the Company’s 1996 Annual Report on Form 10-K under the Securities Exchange Act of 1934 filed in March 1997 (the “1996 10-K”)).
2(iii)	Agreement and Plan of Merger, dated March 6, 1998, by and among the Company, WRS Acquisition Corp., a California corporation and wholly owned subsidiary of the Company, and Wyatt River Software, Inc. (incorporated by reference to Exhibit 2(iii) of the Company’s 1997 Annual Report on Form 10-K under the Securities Exchange Act of 1934 filed in March 1998 (the “1997 10-K”)).
3(i)	Articles of Incorporation of Rainbow, as amended (incorporated by reference to Exhibit 3(a) to Rainbow’s Registration Statement on Form S-18 under the Securities Act of 1933, as amended, filed on July 20, 1987 - File No. 33-15956-LA (the “S-18 Registration Statement”)).
3(ii)	By-Laws of Rainbow (incorporated by reference to Exhibit 3(b) to the S-18 Registration Statement).
4(a)	See Exhibit 3(i).
4(b)	See Exhibit 3(ii).
10(a)	Agreement, dated October 1996, between the Company and National Semiconductor Corporation (incorporated by reference to Exhibit 10(b) of the Company’s 1998 Annual Report on Form 10-K under the Securities Exchange Act of 1934 filed in March, 1999 (the “1998 10-K”)).
10(b)	Agreement, dated December 1998, between the Company and EM Microelectronic — Marin S.A. (incorporated by reference to Exhibit 10(c) of the 1998 10-K).
10(c)	1990 Incentive Stock Option Plan as amended (incorporated by reference to Exhibit 10(j) of the 1991 10-K).
10(d)	Employment Agreement, dated February 16, 1990, between the Company and Walter W. Straub (incorporated by reference to Exhibit 10(j) of the 1989 10-K).
10(e)	Change of Control Agreement, dated February 16, 1990, between the Company and Walter W. Straub (incorporated by reference to Exhibit 10(k) of the 1989 10-K).
10(f)	Employment Agreement, dated January 5, 1995, between the Company and Patrick E. Fevery (incorporated by reference to Exhibit 10(l) of the 1994 10-K).
10(g)	Change of Control Agreement, dated January 5, 1995, between the Company and Patrick E. Fevery (incorporated by reference to Exhibit 10(m) of the 1994 10-K).
10(h)	Employment Agreement, dated January 1, 1998, between the Company and Laurie Casey (incorporated by reference to Exhibit 10(q) of the 1997 10-K).
10(i)	Change of Control Agreement, dated January 1, 1998, between the Company and Laurie Casey (incorporated by reference to Exhibit 10(r) of the 1997 10-K).
10(j)	Agreement for Design and Product Purchase, dated September 4, 1997, between IBM Microelectronics and Rainbow Technologies, Inc. and Mykotronx, Inc. (incorporated by reference to Exhibit 10(w) of the 1998 10-K).

EXHIBIT
NUMBER	DESCRIPTION

10(k)	Leases for premises at 357, 359, and 371 Van Ness Way, Torrance, California, dated September 8, 1993, September 25, 1996 and October 2, 1997, respectively, between Surf Management Associates, a California limited partnership, and Mykotronx, Inc., a California Corporation (incorporated by reference to Exhibit 10(x) of the 1999 Form 10-K).
10(l)	Lease for premises at 111 West Ocean Boulevard, Long Beach, California, between Stevens Creek Associates, a California general partnership, and the Company (incorporated by reference to Exhibit 10(y) of the 1999 Form 10-K).
10(m)	Lease for premises at 8 Hughes, Irvine, California, between Alton Irvine Partners, LLC, a California limited liability company, and the Company (incorporated by reference to Exhibit 10(z) of the 2000 Form 10-K).
10(n)	2000 Incentive Stock Option Plan (incorporated by reference to Rainbow’s Registration Statement on Form S-8 filed under the Securities Act of 1933).
10(o)	Lease for premises at 50 Technology Drive, Irvine, California, dated April 14, 2000, between The Irvine Company, a California corporation, and the Company.
99(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Walter W. Straub, President and Chief Executive Officer and Patrick E. Fevery, Vice President and Chief Financial Officer

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Dated: November 12, 2002

RAINBOW TECHNOLOGIES, INC.

By:	/s/ Patrick E. Fevery

Vice President and Chief Financial Officer

CERTIFICATIONS

I, Walter W. Straub, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Rainbow Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a—14 and 15d—14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002

RAINBOW TECHNOLOGIES, INC.

By:	/s/ Walter W. Straub

President and Chief Executive Officer

CERTIFICATIONS

I, Patrick E. Fevery, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Rainbow Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a—14 and 15d—14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002

RAINBOW TECHNOLOGIES, INC.

By:	/s/ Patrick E. Fevery

Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

2(i)	Agreement and Plan of Reorganization, dated as of January 26, 1995 among the Company, Rainbow Acquisition Inc., a California corporation and a wholly owned subsidiary of Rainbow, and Mykotronx, Inc., a California corporation (“Mykotronx”) (incorporated by reference to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933, as amended, effective on April 20, 1995, Registration No. 33-89918).
2(ii)	Agreement and Plan of Merger, dated September 30, 1996, by and among the Company, RNBO Acquisition Corporation, a Nevada corporation and a wholly-owned subsidiary of the Company, and Software Security, Inc., a Connecticut corporation (incorporated by reference to Exhibit 2(ii) of the Company’s 1996 Annual Report on Form 10-K under the Securities Exchange Act of 1934 filed in March 1997 (the “1996 10-K”)).
2(iii)	Agreement and Plan of Merger, dated March 6, 1998, by and among the Company, WRS Acquisition Corp., a California corporation and wholly owned subsidiary of the Company, and Wyatt River Software, Inc. (incorporated by reference to Exhibit 2(iii) of the Company’s 1997 Annual Report on Form 10-K under the Securities Exchange Act of 1934 filed in March 1998 (the “1997 10-K”)).
3(i)	Articles of Incorporation of Rainbow, as amended (incorporated by reference to Exhibit 3(a) to Rainbow’s Registration Statement on Form S-18 under the Securities Act of 1933, as amended, filed on July 20, 1987 - File No. 33-15956-LA (the “S-18 Registration Statement”)).
3(ii)	By-Laws of Rainbow (incorporated by reference to Exhibit 3(b) to the S-18 Registration Statement).
4(a)	See Exhibit 3(i).
4(b)	See Exhibit 3(ii).
10(a)	Agreement, dated October 1996, between the Company and National Semiconductor Corporation (incorporated by reference to Exhibit 10(b) of the Company’s 1998 Annual Report on Form 10-K under the Securities Exchange Act of 1934 filed in March, 1999 (the “1998 10-K”)).
10(b)	Agreement, dated December 1998, between the Company and EM Microelectronic — Marin S.A. (incorporated by reference to Exhibit 10(c) of the 1998 10-K).
10(c)	1990 Incentive Stock Option Plan as amended (incorporated by reference to Exhibit 10(j) of the 1991 10-K).
10(d)	Employment Agreement, dated February 16, 1990, between the Company and Walter W. Straub (incorporated by reference to Exhibit 10(j) of the 1989 10-K).
10(e)	Change of Control Agreement, dated February 16, 1990, between the Company and Walter W. Straub (incorporated by reference to Exhibit 10(k) of the 1989 10-K).
10(f)	Employment Agreement, dated January 5, 1995, between the Company and Patrick E. Fevery (incorporated by reference to Exhibit 10(l) of the 1994 10-K).
10(g)	Change of Control Agreement, dated January 5, 1995, between the Company and Patrick E. Fevery (incorporated by reference to Exhibit 10(m) of the 1994 10-K).
10(h)	Employment Agreement, dated January 1, 1998, between the Company and Laurie Casey (incorporated by reference to Exhibit 10(q) of the 1997 10-K).
10(i)	Change of Control Agreement, dated January 1, 1998, between the Company and Laurie Casey (incorporated by reference to Exhibit 10(r) of the 1997 10-K).
10(j)	Agreement for Design and Product Purchase, dated September 4, 1997, between IBM Microelectronics and Rainbow Technologies, Inc. and Mykotronx, Inc. (incorporated by reference to Exhibit 10(w) of the 1998 10-K).

EXHIBIT
NUMBER	DESCRIPTION

10(k)	Leases for premises at 357, 359, and 371 Van Ness Way, Torrance, California, dated September 8, 1993, September 25, 1996 and October 2, 1997, respectively, between Surf Management Associates, a California limited partnership, and Mykotronx, Inc., a California Corporation (incorporated by reference to Exhibit 10(x) of the 1999 Form 10-K).
10(l)	Lease for premises at 111 West Ocean Boulevard, Long Beach, California, between Stevens Creek Associates, a California general partnership, and the Company (incorporated by reference to Exhibit 10(y) of the 1999 Form 10-K).
10(m)	Lease for premises at 8 Hughes, Irvine, California, between Alton Irvine Partners, LLC, a California limited liability company, and the Company (incorporated by reference to Exhibit 10(z) of the 2000 Form 10-K).
10(n)	2000 Incentive Stock Option Plan (incorporated by reference to Rainbow’s Registration Statement on Form S-8 filed under the Securities Act of 1933).
10(o)	Lease for premises at 50 Technology Drive, Irvine, California, dated April 14, 2000, between The Irvine Company, a California corporation, and the Company.
99(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Walter W. Straub, President and Chief Executive Officer and Patrick E. Fevery, Vice President and Chief Financial Officer