Form 10-K
period 2002-12-31
RAINBOW TECHNOLOGIES INC
filed 2003-03-28
CIK 819706

`

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One) [X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-16641

RAINBOW TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	953745398
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

50 Technology Drive, Irvine, California	92618
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (949) 450-7300

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.   Yes  [X]    No  [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes  [X]    No  [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes  [X]    No  [   ]

     As of June 28, 2002, the aggregate market value of the voting stock of the registrant (based upon the closing sales price of the shares on the NASDAQ National Market System) held by non-affiliates was approximately $130,610,595.

     As of March 7, 2003, there were outstanding 26,522,631 shares of Common Stock of the registrant, par value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

     1.     Portions of the Registrant’s Proxy Statement to be submitted to the Commission on or before April 30, 2003, are incorporated by reference into Part III.

The Exhibit Index begins on page F-24.

INTRODUCTORY NOTE

     The Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified by the context of the statement which may include words such as the Company “believes,” “anticipates,” “expects,” “forecasts,” “estimates,” or other words of similar meaning and context. Similarly, statements that describe future plans, objectives, outlooks, targets, models, or goals are also deemed forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those forecasted or anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements and elsewhere in this report, including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Stakeholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements or construe such statements to be a representation by the Company that the objectives or plans of the Company will be achieved. The forward-looking statements included in this report are made only as of the date of this report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1. Business

Available Information

     The Company maintains an Internet website at www.rainbow.com which includes an investor relations page available to all interested parties, where all filings with the United States Securities and Exchange Commission, along with any amendments to those reports are available free of charge, as reasonably practicable following the time they are filed with or furnished to the SEC.

General

     Rainbow Technologies, Inc., a Delaware corporation, (the “Company”) is a leading global provider of Information Technology (IT) security solutions. The Company applies its core technologies by making complex security easy to deploy for its customers. This focus has resulted in a variety of products and services that resolve its customers’ security issues including:

•	Strong protection against software piracy for software publishers which includes comprehensive licensing solutions

•	Equipment to secure classified and sensitive satellite and link communications in accordance with U.S. Government requirements

•	High assurance security components and custom security product development for banking, healthcare, government, postal and defense customers

•	Convenient key-chain devices providing reliable identity for web applications, workstations, networks and software products

•	Acceleration of secure Internet and wireless web transactions

•	Easy to deploy and manage, secure remote access to business-critical web infrastructures

     The Company is structured in two business segments: eSecurity Products (eSecurity) and Secure Communications Products (Secure Communications). eSecurity focuses on developing commercial products that break the “high security is complex security” paradigm by providing strong security in an easy to deploy, manage and use format. These include solutions for reliable identity, secure internet and wireless transaction acceleration, licensing solutions for software publishers, and Web security appliances. Secure Communications provides custom design and manufacturing of information security solutions for commercial enterprises, government and defense applications requiring either extraordinary performance and/or security. These products meet the high security, certification and manufacturing standards demanded by these markets and provide communication security for classified information and for personal identity authentication (see Note 12 to Notes to Consolidated Financial Statements).

     Prior to the second quarter of 2002, the Company had a third business segment called Spectria. Spectria offered consulting services for developing specialized applications including solutions for secure enterprise web portals, wireless applications, enterprise network intrusion auditing and security training for enterprise IT staff. In the second quarter of 2002, the Company announced that its Spectria segment had experienced rapidly deteriorating business prospects due to a severe decline in IT services infrastructure spending. Consequently, the Company discontinued Spectria and closed its facility in Long Beach, California (see Note 8 to Notes to Consolidated Financial Statements).

     The Company’s principal offices and subsidiaries are located in North America, Europe and Asia. Unless the context otherwise requires, the term “Company” refers to Rainbow Technologies, Inc. and its subsidiaries. The Company benefits from global sales reach and distributed development capability, leveraging effective software and hardware engineering capabilities in Irvine and Torrance, California, U.S.A., Delhi, India and Beijing, China.

Industry Background

     Rainbow Technologies, Inc., simplifies the deployment of complex security with products and services that address seven major markets: 1) security solutions for software publishers, 2) strong personal identity authentication components, 3) secure network transaction and secure network communication acceleration components, 4) high assurance security components, 5) commercial space communications, 6) U.S. Government space communications, and 7) network, voice and data security solutions.

     eSecurity serves the following markets:

1.	Security solutions for software publishers - With a worldwide market share in excess of 42% (according to 2002 IDC industry report on the Software Licensing Authentication Token (SLAT) market), the Company is the leading developer and supplier of proprietary security products that prevent unlicensed use and piracy of software as well as products that protect the confidentiality of digital content transmitted over networked systems. Piracy and license management have been a concern for software publishers since the start of the industry and as this concern increases in proportion to the unit value of the software. Another factor that drives concern for anti-piracy and software management is the general legislative environment. Consequently, we are seeing certain geographies where the need for anti-piracy security occurs even for low unit priced software — for example, China. While in general, the software market has suffered over recent years with the decline in overall IT spending, most indications are that this is creating pent-up demand and that the industry will see an upturn as general IT funding returns. Software distribution methods are evolving from physically shipping retail packaged products for use with stand-alone personal computers and single licensed software programs to markets where there are many different methods of providing software access to users. Now, besides all of the original software distribution methods used, computers are connected to networks, including the internet. Software may be obtained from an internet distribution site, and licenses may be purchased for multiple users within entire enterprises. In addition, some software providers have been trying new business models — for example, Application Service Providers (ASP) provide users their products functionality through controlled access to a web site that provides their applications functionality to the user. The ASP distribution model has not seen much success in recent years but is slowly gaining traction. All of this experimentation in licensing and software delivery creates new business problems related to licensing and anti-piracy — which, in turn, requires new security solutions.

2.	Strong personal identity authentication components - With a worldwide market share of over 50% (according to 2002 IDC industry report on the USB token authentication market), the Company is the leading developer and supplier of strong personal identity authentication solutions. The same report indicates that this market is predicted to grow at a 92 percent Compound Annual Growth Rate. This growth is being driven by: i) government regulations within healthcare and the banking industry requiring greater security of customer records; ii) dramatic increase in the frequency and severity of enterprise network intrusions and attacks; and iii) responses to the events of September 11th and resulting efforts to boost the security of the nation’s critical infrastructures. Large-scale Public Key Infrastructure (PKI) projects have been more complex, expensive and slower to deploy than originally expected resulting in part to an overall slowdown in the growth of PKI worldwide.

3.	Secure network transaction and secure network communication acceleration components - Continued growth in internet e-commerce transactions and requirements for secure communications along with broad acceptance of the advantages of hardware acceleration of security protocols are factors significantly impacting this market. These factors have motivated the entrance of many competitors into this market and are rapidly driving the underlying components to become commodities. As a result, there has been steady erosion in pricing on some categories of security protocol acceleration hardware and there has also been a more pervasive inclusion of security protocol acceleration hardware within many network appliances.

4.	High assurance security components - Increased network intrusion attempts and attacks, the creation of the U.S. Department of Homeland Security, new government regulations concerning privacy of consumer information, as well as concerns for national infrastructure security are motivating the continued deployment of enhanced high assurance security for health care, financial, and government applications. Some specific high assurance initiatives, such as Identrus for banking, are being deployed much slower than expected because of complexities of deployment and application support.

     Secure Communications serves the following markets:

5.	Commercial Space Communications - Since 1979, Secure Communications has pioneered cryptographic technology and set standards for secure commercial satellite communications. With growing dependence upon commercial satellites for sensitive high-speed communications in the commercial and government sectors, cryptographic requirements have become increasingly widespread for satellite up and down link communications. As a result, both commercial enterprises and civilian agencies look to Secure Communications designed and manufactured products to secure crucial satellite communication links.

6.	U.S. Government Space Communications - A pioneer in high-speed cryptographic technology, Secure Communications designs and manufactures equipment that is essential for secure U.S. Government satellite communications. The Company’s ground units, satellite boxes, Application Specific Integrated Circuits (ASICs) and other space products meet the U.S. Government’s most exacting standards for very high-assurance military and Department of Defense satellite communication applications.

7.	Network, Voice and Data Security Solutions - In this time of elevated security risks and extremely demanding secure communication requirements, cryptographic equipment designed and built by Secure Communications is especially essential to the nation’s security. Organizations throughout the government, military and industry all count on Secure Communications’ network, voice and data security products to safeguard a myriad of sensitive and classified information and digital transmissions.

Strategy

     eSecurity Products

     The Company has enhanced its leadership position by focusing on ways by which it can make the introduction, deployment and ongoing management of complex and strong security simple in all the markets that it services. To do this, it has, within each market, focused on the needs of three customer constituents; the end user, the MIS organization and the business manager. Identifying the specific inconveniences and practices that increased security brings to each of these groups, in turn, has provided the Company with a number of opportunities, in a number of different markets, to apply its expertise to resolve very specific business problems.

     The Company is keeping pace with the evolving Software Publishing market by applying its expertise in creating solutions that support alternate methods of software distribution. Working with its extensive customer base, the Company believes that it is well-positioned in the market with potential alternate products to continue its existing market leadership position.

     The Company has continued to develop new products that are easier to deploy and also products with enhanced security to better address emerging market requirements. The Company’s sales and application efforts have been directed toward securing web applications and building a strong and viable worldwide channel. In addition, the Company believes that its focus of making complex security simple, has resulted in a range of easier to deploy and more secure solutions, which positions it well for strong growth from its market leadership position.

     The Company will continue to develop and use its own security protocol acceleration ASICs and will also purchase security ASICs from component providers. The Company believes that it holds significant advantages in: i) developed broad operating system and cryptographic application support for its secure transaction hardware acceleration products; ii) expertise relating to high assurance acceleration products meeting and exceeding Federal Information Processing Standards (FIPS) standards for healthcare and financial applications; iii) products and expertise for easy-to-deploy web-security solutions including security protocol acceleration; and iv) continued brand strength and brand recognition within this market and product category. The Company intends to introduce new products that provide greater performance, greater security, and that are easier to deploy, implement and manage. Furthermore, the Company believes that because of these advantages it will grow its customers served through its direct and distribution sales channels.

     The Company is keeping pace with the evolving market by applying its expertise in creating alternative high assurance security for health care, financial, and government applications. The Company believes that it is well-positioned in the market with alternate products to grow its position within this market.

     Secure Communications Products

     The Company’s Secure Communications strategy is to offer high levels of information security, products and development services that implement network security, access control and telecommunication security solutions to the U.S. Government and to commercial enterprises. In furtherance of this strategy, the Company has built relationships with industry and Government organizations that expand the Company’s sales opportunities. The Company has also invested resources in pursuing opportunities by developing innovative telecommunications and network security technology and products for the U.S. Government and commercial applications. Certified under ISO 9001 standards for its secure communications operations, the Company utilizes technology and products developed for the U.S. Government to create and introduce new commercial information and network security solutions. The Company also markets its eSecurity products to the U.S. Government.

     The Company will continue to develop and use its own information security ASICs and will also procure vendor ASICs for applications that could benefit from a vendor supplied ASIC solution. The Company believes that it holds significant advantages in: i) cryptographic system on a chip and cryptographic application support for its information security products; ii) developed ASICs and expertise relating to high performance encryption of government classified information; iii) expertise relating to high assurance acceleration products meeting and exceeding FIPS standards for government and defense applications and iv) continued brand strength and brand recognition within this market and product category. The Company intends on continuing to introduce new products that provide greater performance, greater security and that are easier to deploy, implement and manage. Furthermore, the Company believes that because of these advantages it will continue to grow in its served markets.

eSecurity Products

     Products for Security Solutions for Software Publishers

     These products combine sophisticated hardware and software encryption technology to prevent the illegal distribution and use of software. When software is protected by the Company’s Sentinel suite of hardware products (the “key”), the software program sends queries to the key that is attached to the parallel port of the computer. The key immediately evaluates each query and responds. The correct response ensures that standard operation of the software will continue without interruption. If the key is not present, the software will not operate. The keys incorporate the Company’s proprietary “algorithms” programmed into Company designed ASIC computer chips. An algorithm is a mathematical procedure for manipulating digital information with the intent of securing the information. An ASIC is a logic circuit designed for a specific use and implemented in an integrated circuit. A software developer utilizes a simple to use toolkit to implement Sentinel protection. Once this protection is implemented, developers need only include a Sentinel key with each software package shipped.

     The Company also offers software-based products that provide software license management and software protection for the distribution of software over the Internet. These products offer software publishers greater flexibility in how their products are licensed and distributed.

     The Company’s Secure Solutions Products include:

     SentinelSuperpro. Featuring the Company’s proprietary ASIC technology, this is the industry’s first key to combine multiple algorithms with programmable memory for increased security and flexibility. This product is compatible with a broad range of platforms and operating systems.

     Sentinel License Manager (LM). Allows publishers to issue licenses that control the use of their network products. LM supports flexible licensing models and allows remote upgrades. The Company’s customers’ end-users benefit from quick access to additional licenses, a range of terms and the ability to “try and buy”. LM supports secure distribution of software on CD-ROM on the Internet. In conjunction with Sentinel LM, SentinelExpress provides the security to distribute demos or licensed applications on the Internet, and obtain software licenses from a website. SentinelExpress allows consumers to evaluate, purchase and activate software easily through a developer’s website 24-hours a day.

     Products for Strong Personal Identity Authentication

     The Company’s identity authentication products use a variety of cryptographic techniques to support alternative modes of identity authentication and are compatible with many industry standard software applications and operating systems.

     iKey. iKey is a security token that can serve as a solution to a wide variety of computer security and information control issues. The iKey can be plugged into any standard computer “USB port,” and can serve to authenticate users for ensuring secure access to VPNs and computer network equipment. A “USB port” is a standard connectivity technology included on most new computers, servers and portable computer devices. Through user identification data contained in each iKey, the network is able to grant access according to the user’s authorization level.

     Products for Secure Network Transaction and Secure Network Acceleration

     The Company’s secure acceleration products use patent-pending technology to provide Internet commerce companies and manufacturers of Internet computer servers, firewalls, routers and switching equipment with increased security and accelerated Internet commerce transaction capabilities. A “firewall” is technology used for preventing unwanted inbound or outbound data at the boundary of a computer network based upon a set of established rules. A “router” is a computer-networking device that is responsible for directing the “route” data use to travel to its final destination.

     CryptoSwift. A high performance security co-processor for Internet computer transaction servers engaged in Internet commerce, electronic brokerage, financial services and other applications that require security functions of privacy and strong user authentication. It economically addresses the problem of server overload due to the calculation intense mathematics associated with “public key” encryption. This form of encryption is widely deployed in all web servers and browsers in use today and is the basis for Secure Sockets Layer (SSL), Secure Electronic Transaction (SET), Wireless Transport Layer Security (WTLS) protocols. CryptoSwift is an industry standard PCI bus card with a proprietary ASIC co-processor. Using patent-pending “wide integer” multipliers, it performs all the mathematics associated with public key encryption, allowing the server CPU to perform less calculation intense tasks. CryptoSwift offers plug-in compatibility with Netscape, Microsoft, Sun, HP and LINUX server and operating system software.

     NetSwift. NetSwift is an easy to deploy network appliance that provides security protocol acceleration for eCommerce and mCommerce transactions utilizing SSL and WTLS security protocols. NetSwift provides scalable performance and is suitable for line speed applications to one gigabit per second (gbps).

     NetSwift iGate. A comprehensive and simple to deploy appliance that incorporates the Company’s iKey and CryptoSwift products to provide end-to-end secure remote access to web enabled applications, creating an “instant Private Web.” Aimed at small to medium enterprises, governments and healthcare markets, the NetSwift iGate allows organizational constituents to get the information they need when they need it — securely, and with no impact to existing networks, applications or throughput. NetSwift iGate provides “always on” security including strong “two factor” authentication for web access, (replacing the traditional and weak password systems), transactional privacy utilizing SSL based encryption, granular access control and effective management tools — all in a “drop in” security appliance.

     Products for High Assurance Security

     The Company’s high assurance security products are used in applications in which security of the information is critical. These products comply with FIPS for information security. Some high-assurance applications demand security for keying information. For example, if keying information is stored on a system disk drive, some type of virus software could be uploaded by a hacker to locate keying information and e-mail that information out of the system. If an attacker has physical access to a system, the attacker could use readily available electronic test equipment to monitor a system to deduce the keying information. In high-assurance applications, the theft of keying information could result in theft of extremely large sums of cash, exposure of highly sensitive data, or compromise of a critical authentication process.

     CryptoSwift Hardware Security Module (HSM) - provides additional security required to protect sensitive keying information from malicious attacks and theft. With its tamper-active design, the CryptoSwift HSM’s evasive measures defeat physical attacks through detection and responses to ensure the integrity and confidentiality of keying information.

Secure Communications Products

     The Company believes the importance of protecting the privacy, authenticity and security of satellite, terrestrial, and network communications has increased in direct proportion to technological advances, capabilities, and overall growth in telecommunications industries. Information security remains critical to U.S. Government and defense applications and in light of recent events, is increasingly valued by private sector businesses to protect communications. The Company’s Secure Communications products consist of ASICs, modules, electronic assemblies, and stand-alone products to protect information. These products are designed, developed, and produced by the Company for use in U.S. Government and commercial high assurance applications.

     Products and Solutions for Commercial Space Communications

     These products, which consist of ASICs, modules, electronic assemblies and black boxes, encrypt (scramble) and decrypt (unscramble) satellite command uplinks and also encrypt and decrypt the satellite downlinks. Several U.S. Government telecommunication policies mandate our products for commercial satellite links that have the U.S. Government as a customer.

     Centurion. Centurion is the Secure Communications’ exportable commercial algorithm for uplink command encryption. It is used by satellite manufacturers to supply uplink security to their commercial and overseas customers. Products supporting the Centurion algorithm are the following:

          MYK-42 Centurion Microcircuit — This exportable VLSI microcircuit implements the Centurion algorithm, which safeguards command links in commercial satellite ground and flight components. Key features include built-in authentication, Electronic Codebook operation mode and interface compatibility with Caribou and Cardholder devices.

          MYK-14 Exportable Ground Unit — This exportable ground unit implements the Centurion commercial algorithm, and is used to safeguard satellite command uplinks. Key features include built-in authentication, Electronic Codebook operation mode, remote control and interface compatibility with MYK-15 (Caribou) and MYK-16 (Cardholder) ground units.

     Caribou. Caribou is the Secure Communications’ commercial algorithm for uplink command encryption. It is used by satellite manufacturers to supply uplink security to their Government and civil customers. Products supporting the Caribou algorithm are the following:

          U-TXZ Caribou VLSI Microcircuit — This U-TXZ VLSI microcircuit implements the Caribou algorithm for uplink protection of civil and U.S. commercial satellite systems. The component is compatible with the MYK-15 Caribou ground units.

          MYK-15A Caribou Ground Unit — The MYK-15A is a Caribou Satellite Ground Station command for uplink encryptors with Vehicle Simulator/Echo Loop decryptors.

     Products and Solutions for U.S. Government Space Communications

     These products, which consist of ASICs, modules, electronic assemblies and black boxes, encrypt and decrypt satellite command uplinks and also encrypt and decrypt the satellite downlinks. U.S. Government telecommunication policies mandate our products for U.S. Government satellites that transmit and receive sensitive and classified information.

     Cardholder. Intended to replace KI-23 and KG-29/57 for uplink command encryption, Cardholder is the latest uplink security system for U.S. Government applications. For this platform, Secure Communications offers the MYK-16 Cardholder satellite ground station encryptor/decryptor.

     Pegasus. Pegasus is one of the latest algorithms for U.S. Government space applications. Pegasus products include the KGV-227 VLSI rad hard encryptor/decryptor for embedment applications; KG-227 and KG-228 flight boxes; MYK-17A satellite ground station encryptor/decryptor.

     K5 ASIC. K5 is a custom ASIC which is part of a system that provides cryptographic capabilities for a new military satellite communication network. The K5 provides state-of-the-art space, ground and embeddable cryptographic technology that supplies both Communications Security (COMSEC) and Transmission Security (TRANSEC) capabilities for the new Advanced Extremely High Frequency (AEHF) satellite system. Known as ACTS for Advanced Extremely High Frequency Communications Security (COMSEC) and Transmission Security (TRANSEC) System, the new system will replace the existing MILSTAR network, which provides survivable, worldwide secure satellite communication connectivity, increased communication capacity and cryptographic algorithm capabilities. The new system will also offer programming flexibility to adapt to future requirements.

     Products and Solutions for Network, Voice and Data Security

     The Secure Communications network, voice and data security products are used by both government and industry to protect all types of sensitive and classified information. These products incorporate secure, cutting edge encryption technology. These products and solutions consist of ASICs, modules and equipment that encrypt and decrypt sensitive and classified digital information transmitted over communication links, networks or into storage media.

     KIV-7. Secure Communications KIV-7 modules provide high-speed KG-84 cryptographic functions in a form that fits. Compact, economical, high-performance and user-friendly, the KIV-7HSB protects classified and sensitive digital data transmissions at rates up to 2.048 Mbps. It is ideal for compliance with government directives NACSI 6002 and DoD Instruction 5210.74. The KIV-7 family of products also includes the WLA-7(HS) wireline adapter and the KIV-7 rack.

     FORTEZZA™ and FORTEZZA™ Plus. Designed under PCMCIA specifications, Secure Communications’ FORTEZZA™ PC Cryptocard is recognized as the standard in data security for the U.S. Government Defense Messaging System (DMS). The FORTEZZA™ Plus Cryptocard is certified for classified applications and is the cryptographic engine for the Secure Terminal Equipment (STE). The STE is the U.S. Government’s next generation secure telephone.

     Postal Security Device. The Secure Communications’ Postal Security Device is a U.S. Postal Service compliant Indicia Based Information Product (IBIP) used to physically store electronic postage and create the digital signatures required for IBIP compliance.

     ASICs and Modules. The Secure Communications’ single chip cryptographic solutions include the MYK-82A ASIC and MYK-85 Key Management Unit.

Research and Development

     eSecurity Products

     Over the last year, the Company’s global engineering organization has been able to refresh virtually all the product lines. The Company has also been able to significantly increase product capabilities by combining existing product lines through the use of platform development. By using iKey, authentication functionality was added to the NewSwift 2012 platform, thereby creating the first instant private web appliance, iGate.

     The successful globalization of the Company’s engineering efforts continue at a rapid pace. The Company’s software development operation in India has grown by 50%. The Company’s China design center was also expanded to take advantage of lower development costs. More mature product lines are moved to Asia, while the Irvine design center focuses on new product innovation through the application of emerging technology. The Company is able to maintain our products’ competitive edge while simultaneously investing in new product development. This blend of global engineering creates a true competitive advantage over the more traditional regional development model. Expenditures for research and development for the years ended December 31, 2002, 2001 and 2000 were $8.9 million, $10.2 million and $11.5 million, respectively, or as a percentage of revenues, 7%, 8% and 8%, respectively. The Company believes that as a result of its development efforts, its technological leadership could broaden in the future.

     Secure Communications Products

     The Company performs research and development with regard to its Secure Communications in connection with U.S. Government contracts. The costs incurred by the Company in such research and development activities are substantially recoverable by the Company pursuant to the terms of these contracts. The Company believes that some of the research and development performed under such contracts can be applied to the emerging issues of information security. Unfunded research and development expenditures related to Secure Communications for the year ended December 31, 2002 was $1.0 million. There were no unfunded research and development expenses for 2001 and 2000.

Sales and Marketing

     eSecurity Products

     The Company has its own direct sales and marketing personnel for eSecurity in North America, Europe and Asia Pacific. In addition, the Company has over 80 distributors worldwide who sell products ranging from software protection/anti-piracy products, Instant Private Web (IPW) products that provide secure access to web-enabled applications, and USB-based authentication products that provide an effective alternative to smart cards and other tokens.

     The Company markets its eSecurity Products to software publishers throughout the world for use with their software programs selling at retail for $500 or more in the United States, and for use with lower priced software programs sold internationally. The Company’s software security products also include software license management capabilities that help end user companies better manage the licenses of secured software sold.

     The Company’s direct sales force calls on targeted software publishers in order to increase usage of the Company’s products. The direct sales force pursues a global marketing plan that focuses on multinational software.

     The Company markets its security components and solutions to resellers and integrators on an OEM basis and, in some cases, directly to end customers implementing major projects. The Company’s direct sales force calls on global 2000 companies including financial institutions, health care providers, manufacturing companies, educational institutions, as well as Government agencies who require secure access for digital content or web-based transaction systems.

     For 2002, 2001 and 2000, 52%, 57% and 63%, respectively, of the Company’s eSecurity Products sales were made in the United States and 48%, 43% and 37%, respectively, were made internationally. During 2002, 2001 and 2000, the Company had no single customer that accounted for ten percent or more of the Company’s eSecurity Products revenue.

     The Company is also developing a worldwide channel of qualified resellers that either sell directly to end customers or work to incorporate our products into complete solutions for end customers, and access the market with our security solutions. Many of the projects using our security components are based on securing the Web or using PKI, and require integration with PKI and web-based products from other vendors.

     The Company uses electronic marketing, exhibit at trade shows and advertise in online and physical trade publications, as well as participate in publicity activities. The Company’s worldwide sales engineering team provides pre-sales support and its technical support team maintain and provide web, email, and telephone support for any post-sale customer requirements.

     Secure Communications Products

     The Company markets its Secure Communications products directly to the U.S. Government major defense prime contractors and commercial enterprises requiring high levels of information security. The products and development services offered to these organizations and enterprises implement network security, access control, content protection and telecommunication security solutions. Indefinite Delivery, Indefinite Quantity (IDIQ) contracts are utilized for most products. IDIQ contracts offer one of the most convenient contractual vehicles to sell products to the U.S. Government.

     The Company also maintains close relationships with U.S. Government-related agencies, the aerospace industry and commercial institutions. Through these relationships, the Company receives contracts for services and products on a selected source basis. In addition, contracts are awarded to the Company in response to requests for proposal from U.S. Government agencies, aerospace companies and commercial institutions. The Company also uses brochures, electronic marketing and exhibits at trade shows as well as participates in publicity activities.

Manufacturing

     eSecurity Products

     The Company’s eSecurity Products are manufactured by subcontractors in the United States, Asia and Europe from components specified and approved by the Company. The components include custom ASIC chips, standard electronic components and electronic hardware. The Company maintains control over the purchasing of materials and the planning and scheduling of the manufacturing and assembly process. After assembly of the components and functional test of the product, deliveries are made to the Company’s facilities in the United States, Europe and Asia where the products are inspected, tested and configured. The Company believes that it is the lowest cost producer of eSecurity products and believes that this will continue to be a competitive advantage.

     For the SentinelSuperpro product, the Company currently has one supplier of the custom ASIC chip. For other eSecurity products, the Company currently has relationships with chip suppliers that have multiple foundries available to produce the ASIC chips. If the suppliers are unable to fulfill the Company’s requirements, the Company may experience an interruption in the production of its products until an alternative source of supply is developed. The Company maintains a six month inventory of ASIC chips based on current sales levels in order to limit the potential for such an interruption. The Company believes that there are a number of companies capable of commencing the manufacture of its ASIC chips within six months of such an interruption.

     Secure Communications Products

     The Company’s Secure Communications manufacturing operations include the testing of ASICs and the assembly and testing of its satellite flight and ground units. Production subcontractors and manufacturing companies are utilized for the higher volume access control, stored value, link and network secure communications products. The Company maintains control over the planning and scheduling of the manufacturing and assembly process. The company has certification under ISO 9001 standards for all such operations.

     The Company has specific cryptographic technology embedded into ASICs that are fabricated to the Company’s specifications by ASIC manufacturers. The Company currently has relationships with four such ASIC manufacturers. These ASICs are processed to the specifications of the customer and the Company. Any interruption in the availability of these ASICs could have a material adverse effect on the operations of the Company. Most products are built to order, however, the company carries some inventory as required by the various business segments.

     The Company currently has a manufacturing relationship with Bulova Technologies LLC (BT) and Sanmina-SCI Corporation (SSCI) to manufacture the Company’s principal Secure Communications products. Any interruption in the availability of this product would have a material adverse effect on the operations of the Company. BT and SSCI are dual sources manufacturing this product. SSCI’s manufacturing agreement, dated August 31, 2000, expires in June 2003, and is currently under negotiation. BT’s manufacturing agreement, dated May 30, 2001, expires in February 2004.

Backlog

     The Company manufactures its eSecurity Products on the basis of its forecast of near-term demand and maintains inventory in advance of receipt of firm customer orders. Customer orders are generally placed on an “as needed” basis and are usually shipped by the Company within one week after receipt of the order.

     As of December 31, 2002, the backlog for the Company’s Secure Communications is in excess of six months of revenues for this business segment.

Intellectual Property

     The Company believes that the value of its security products is dependent upon its proprietary algorithms and encryption techniques remaining “trade secrets.” The Company has obtained copyright protection on certain of its products and trademark protection for certain of its trade names. The Company also has been granted several patents, both U.S. and foreign, and has applied for patent protection for certain technology included in its various product offerings. There can be no assurance that the Company’s proprietary technology will remain a secret or that others will not develop similar technology and use such technology to compete with the Company. Furthermore, there can be no assurance that patents will be granted for the inventions for which the Company has applied or for which it may apply in the future.

Competition

     eSecurity Products

     The markets targeted by eSecurity are highly competitive and characterized by rapid technological advances in computer hardware and software development. The Company believes it is an industry leader, and this is acknowledged by industry analysts. While competition will vary by region, the Company’s principal competitors are Aladdin Knowledge Systems, Ltd., Inc., Macrovision Corporation and RSA Security, Inc. The Company believes that it offers the most cost effective secure software distribution products available to software publishers. Although certain of the Company’s competitors offer lower prices, the Company believes that its technical support services and the ease of implementation of its products favorably distinguish the Company from its competitors.

     Secure Communication Products

     The Company’s principal competitors for its Secure Communications segment are a division of General Dynamics Corporation, a division of L-3 Communications Corporation, ViaSat, Sypris Solutions, Inc. and Safenet, Inc. The Company believes its innovation, unique products, reaction capability, cryptographic expertise and large number of U.S. Government certified products are a significant competitive advantage.

Employees

     As of February 28, 2003, the Company employs approximately 472 full-time employees of which approximately 325 belong to the eSecurity segment and 147 to the Secure Communications segment. Approximately 280 employees are located in the United States. The Company believes that its employee relations are excellent. The employees and the Company are not parties to any collective bargaining agreements.

Recent Developments

     In January 2003, the Company opened its new Asia Pacific headquarters in Hong Kong. The Asia Pacific headquarters was established in order to provide stronger support to the rapidly expanding sales channels and increasing customer base and to streamline operations.

Item 2. Properties

     The Company’s executive offices and principal facility are located in an approximately 61,000 square foot building in Irvine, California. The Company leases the facility pursuant to a lease expiring July 2005.

     The Company leases a facility in Torrance, California, that is used as a sales, administration, design and production facility. The lease is for approximately 52,000 square feet. The lease for 48,000 square feet expires in 2005 and the lease for 4,000 square feet expires in 2003. The Company leases a facility in Columbia, Maryland, that is used as a sales, administration and design facility for approximately 3,000 square feet and the lease expires in 2004.

     The Company leases facilities in Long Beach and San Diego, California, which were closed due to the discontinuance of Spectria operations in the second quarter of 2002. The leases total approximately 21,000 square feet and expire in 2004 and 2005. Approximately 10,000 square feet of the Long Beach property has been sublet and the Company is actively seeking a sub-lessee for the remaining open space.

     The Company leases another facility in Irvine, California, that is currently not being used and was part of the restructuring of eSecurity operations in the third quarter of 2001. The lease is for approximately 44,000 square feet and expires in December 2005. In August 2002, the Company sublet approximately 31,500 square feet and the remaining space was sublet in March 2003.

     The Company owns an approximately 5,000 square foot facility in the United Kingdom that is used primarily for northern European sales and administration. The Company also owns an approximately 8,000 square foot facility in Paris, France, that is used primarily for southern European sales and administration.

Item 3. Legal Proceedings

     In September 1998, a patent infringement action was filed against the Company by Globetrotter Software, Inc. (“Globetrotter”). It alleged that certain of the Company’s license management software products infringed a patent owned by Globetrotter. The complaint sought unspecified monetary damages and a permanent injunction banning the use of the products alleged to infringe. On September 24, 2001, the District Court granted partial summary judgment of non-infringement in favor of the Company. The Company had filed a counterclaim against Globetrotter. The counterclaim alleged that Globetrotter had engaged in violations of the antitrust laws and related common laws. On November 12, 2002, the District Court granted Globetrotter’s motion for partial summary judgment against the Company on the counterclaim. On November 15, 2002, the District Court entered judgment that dismissed all of the claims between Globetrotter and the Company and made no award to either firm. The judgment has now become final.

     In July 1998, a patent infringement claim was filed against the Company by Andrew Pickholtz, alleging that certain of the Company’s products infringe patents owned by Pickholtz. The complaint seeks unspecified monetary damages. The Company filed a motion for summary judgment of non-infringement that was decided in favor of the Company in December 2000. In January 2001, Mr. Pickholtz filed a notice of appeal. After considering legal briefs filed by the Company and by Mr. Pickholtz, the Court of Appeals for the Federal Circuit heard oral arguments in the case on November 7, 2001. On April 3, 2002, the United States Court of Appeals issued an opinion that modified the trial court’s construction of the patent claims in certain respects, revised the summary judgment for non-infringement in favor of the Company, and remanded the case to the trial court for further proceedings. The Company continues to believe the claims are without merit as found by the trial court and intends to continue to vigorously defend against any infringement claims made by Mr. Pickholtz.

     In June 2002, a breach of contract lawsuit was filed against the Company by a supplier. The complaint sought damages of $3.9 million. At June 30, 2002, the Company had a liability of $2.6 million for inventory purchases related to this matter included in Accounts payable. The Company filed a counterclaim in September 2002, alleging breach of warranty and negligence. The Company and the supplier entered into a settlement agreement in February 2003, under which each party released the other from any and all claims and causes of action in return for a payment by Company to the supplier of $1.6 million. The remaining $1.0 million in Accounts payable was reversed and credited to cost of sales as of December 31, 2002.

     The Company is also involved in other legal proceedings and claims arising in the ordinary course of business. The Company believes that the outcome of all current litigation will not have a material adverse effect on its business, financial condition, cash flows or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     Neither the Board of Directors, nor any security holder, submitted any matter during the fourth quarter of the fiscal year covered by this Report to a vote of the security holders through solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     The Common Stock of the Company is traded on the NASDAQ National Market System under the symbol “RNBO.” The following table sets forth high and low “sales” prices of the shares of Common Stock of the Company for the periods indicated (as reported by the National Quotation Bureau).

	High	Low

2002:
First Quarter	10.060	9.500
Second Quarter	5.000	4.540
Third Quarter	3.340	2.840
Fourth Quarter	7.400	7.010
2001:
First Quarter	5.734	4.875
Second Quarter	5.600	5.150
Third Quarter	3.950	3.120
Fourth Quarter	7.670	7.350

     As of March 7, 2003, there were approximately 175 holders of record of the Company’s Common Stock including those shares held in “street name.”

     The Company has never paid cash dividends on its Common Stock and the Board of Directors intends to retain all of its earnings, if any, to finance the development and expansion of its business. However, there can be no assurance that the Company can successfully expand its operations or that such expansion will prove profitable. Future dividend policy will depend upon the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors.

Item 6. Selected Financial Data

     The following selected historical financial data has been derived from the audited consolidated financial statements of the Company. This information should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Item 7. Share amounts for all years presented have been adjusted to reflect the impact of a 2-for-1 stock split effective October 9, 2000 and a 3-for-2 stock split effective July 1, 1998. In the second quarter of 2002, the Company discontinued Spectria and closed its facility in Long Beach, California. Spectria’s results of operations are included in the loss from discontinued operations (see Note 8 to Notes to Consolidated Financial Statements). All prior year information has been adjusted to conform to 2002 presentation.

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share amounts)
Selected Consolidated Statement of Operations Data:
Net sales	$126,052	$122,897	$144,423	$112,343	$109,232

Income (loss) from continuing operations	$(23,027)	$(18,268)	$16,245	$8,454	$2,490
Loss from discontinued operations	(14,647)	(5,249)	(1,799)	(317)	—

Net income (loss)	$(37,674)	$(23,517)	$14,446	$8,137	$2,490

Basic income (loss) per share:
Continuing operations	$(0.87)	$(0.70)	$0.65	$0.37	$0.11
Discontinued operations	(0.56)	(0.20)	(0.07)	(0.02)	—

Net income (loss)	$(1.43)	$(0.90)	$0.58	$0.35	$0.11

Diluted income (loss) per share:
Continuing operations	$(0.87)	$(0.70)	$0.58	$0.35	$0.10
Discontinued operations	(0.56)	(0.20)	(0.06)	(0.01)	—

Net income (loss)	$(1.43)	$(0.90)	$0.52	$0.34	$0.10

Shares used in calculating net income (loss) per share:
Basic	26,419	26,055	24,965	23,054	23,398
Diluted	26,419	26,055	27,932	24,212	23,946
Selected Consolidated Balance Sheet Data:
Total assets	$111,589	$145,965	$171,209	$130,538	$109,753
Long-term debt, net of current portion	311	476	726	1,014	1,458

See Management’s Discussion and Analysis and Notes to Consolidated Financial Statements for information relating to significant items affecting the results of operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following is management’s discussion and analysis of certain significant factors that have affected the profitability of the Company’s business segments from its continuing operations (eSecurity Products and Secure Communications Products) and its consolidated results of operations and financial condition during the periods included in the accompanying consolidated financial statements. The following should be read in conjunction with the consolidated financial statements and related notes.

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

Revenue Recognition

     eSecurity recognizes revenues from product sales at the time of shipment. Secure Communications recognizes revenue and profit as work progresses on long-term contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Catalog product revenues and revenues under certain fixed-price contracts calling for delivery of a specified number of units are recognized as deliveries are made. Revenues under cost-reimbursement contracts are recognized as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. Certain contracts are awarded on a fixed-price incentive fee basis. Incentive fees on such contracts are considered when estimating revenues and profit rates and are recognized when the amounts can reasonably be determined. The costs attributed to units delivered under fixed-price contracts are based on the estimated average cost per unit at contract completion. Profits expected to be realized on long-term contracts are based on total revenues and estimated costs at completion. Revisions to contract profits are recorded in the accounting period in which the revisions are known. Estimated losses on contracts are recorded when identified. For research and development and other cost-plus-fee type contracts, the Company recognizes contract earnings using the percentage-of-completion method. The estimated contract revenues are recognized based on percentage-of-completion as determined by the cost-to-cost basis whereby revenues are recognized as contract costs are incurred. Spectria, which was discontinued in the second quarter of 2002, recognized revenues from eBusiness consulting fees as services were performed on a time and materials basis.

Accounts Receivable

     The Company is required to estimate the collectibility of its trade receivables and unbilled costs and fees. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer. Significant changes in required reserves have been recorded in prior periods and may occur in the future depending on future market conditions.

Inventory

     The Company is required to state its inventories at the lower of cost or market. In assessing the ultimate realization of inventories, the Company is required to exercise judgment in its assessment of future demand requirements and compare that with the current or committed inventory levels. The Company recorded charges for required reserves in the fiscal years 2002 and 2001 due to changes in strategic direction and market conditions. It is possible that changes in required inventory reserves may continue to occur in the future due to market conditions.

Deferred Taxes

     The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including reversals of existing deferred tax liabilities, estimated future taxable income, prudent and feasible tax planning strategies, and recent financial performance. As a result of recent cumulative losses and the full utilization of the Company’s loss carryback potential, the Company concluded that a full valuation allowance of $11.8 million against its net deferred tax assets at December 31, 2002 was appropriate. If, in the future, the Company believes that the deferred tax asset will be realized, which currently has a valuation allowance, the Company will be required to reverse the valuation allowance, which could result in an income tax benefit in the period of such determination.

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

     Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon the Company’s product development process, technological feasibility is established upon completion of a working model. Amortization of capitalized software development costs commences when the products are available for general release to customers and is determined using the straight-line method over the expected useful lives of the respective products. Software development costs are written-off when projects are abandoned or when the estimated cash flows from a product are not expected to be sufficient to recover the capitalized software development costs.

Outlook

     Although the timing of improvement in business spending on information technology is unknown for the foreseeable future, the Company is anticipating improvement in eSecurity revenues for two reasons. The value the Company creates by mitigating piracy is more relevant in difficult economic times than ever. New account rates grow in reflection of this dynamic. The Company provides the security necessary to use the web as a lower cost way of providing remote access to core business applications. The Company believes that web access initiatives are being budgeted for, as part of broader IT cost reduction programs. The foregoing is a forward- looking statement.

     The Company’s Secure Communications business segment could be expected to have continued growth as demand for security products for the U.S. Government, Homeland Defense and other high assurance markets are increasing. Homeland Security (HLS) is a top priority for the Government and an opportunity for the Company’s Secure Communications segment. The Company believes initial Government investments will be for infrastructure and for first responders with demand for the Company’s products possibly increasing significantly in 2004. The Company is positioning its Secure Communications segment to benefit from these anticipated spending increases by partnering with the large HLS prime contractors and by having Government contract vehicles in place to capitalize on these opportunities. The foregoing is a forward-looking statement.

Comparison of continuing operations for the year ended December 31, 2002 compared to year ended December 31, 2001

     On a consolidated basis, revenues from continuing operations for the year ended December 31, 2002 increased 3% from the prior year to $126.1 million. The 13% decrease in revenues from the eSecurity segment was offset by a 16% increase in revenues in the Secure Communications segment. Revenues from domestic markets for 2002 increased 4% to $102.4 million while revenues from international markets slightly decreased 1% to $23.7 million. The increase in domestic revenues was due to the aforementioned increase in the Secure Communications segment, partially offset by the decrease in revenues from the eSecurity segment. The slight decrease in revenues from international markets was primarily due to a decrease in revenues in Europe, which was offset by continued growth in revenues in Asia Pacific. The decrease in revenues in Europe was primarily due to lower demand for security products.

     eSecurity Products revenue for the year ended December 31, 2002 decreased 13% to $48.8 million as compared with $56.4 million for 2001. The decrease in revenue was primarily due to the decline in OEM markets for CryptoSwift SSL acceleration devices and decreased demand in Europe for business software applications, partially offset by strong growth in software security in Asia Pacific and an increase in authentication product sales in North America and Asia Pacific.

     Secure Communications Products revenue for the year ended December 31, 2002 increased 16% to $77.2 million as compared with $66.5 million for 2001. The increase in revenues was primarily due to continued growth in demand for link encryptors, voice and data security solutions and high-assurance commercial security products. The Secure Communications segment ended the year with a record backlog.

     Gross profit from eSecurity Products for the year ended December 31, 2002 was 32% of revenues as compared with 33% of revenues for the year ended December 31, 2001. The slight decrease in gross profit in 2002 was caused by an increase in the reserve for excess and obsolete products and a write-off of capitalized and developed software, partially offset by efficiencies in manufacturing processes caused by lower overhead costs.

     Gross profit from Secure Communications Products for the year ended December 31, 2002 was 24% of revenues compared with 23% of revenues for the year ended December 31, 2001. The slight increase in gross profit was primarily due to a change in mix to more profitable product sales.

     There can be no assurance that the Company will improve or maintain the level of gross profit percentages it experienced during the year ended December 31, 2002.

     Selling, general and administrative expenses from continuing operations for the year ended December 31, 2002 were 27% of revenues compared with 33% of revenues for the year ended December 31, 2001. The decrease was primarily attributable to the Company’s overall reduction in expenses primarily in the eSecurity segment, as a result of the decrease in staffing and lower marketing expenses.

     Total research and development expenses from continuing operations for the year ended December 31, 2002 were 7% of revenues compared with 8% of revenues for the year ended December 31, 2001. Research and development expenses for the year ended December 31, 2002 decreased by $1.3 million as compared with 2001. The dollar decrease in research and development expenses was primarily due to a decrease in engineering staff in the United States and greater use of research and development resources in India and China. This decrease was partially offset by higher research and development costs capitalized in 2001 by eSecurity and higher unfunded research and development expenses in 2002 from the Company’s Secure Communications segment.

     Goodwill amortization from continuing operations in 2002 decreased by $0.9 million as compared with 2001. The decrease was due to the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, whereby the Company ceased amortizing goodwill and performed an annual impairment test in accordance with SFAS 142 (see Note 1 to Notes to Consolidated Financial Statements).

     During the year ended December 31, 2002, the Company recognized foreign currency losses of $0.5 million, primarily due to dollar denominated deposit accounts maintained in Europe. During the year ended December 31, 2001, the Company recognized foreign currency gains of $24,000, also primarily due to dollar denominated deposit accounts maintained in Europe. Such foreign currency gains and losses result from movement in the value of the U.S. dollar against the functional currencies used by the Company’s foreign subsidiaries. Foreign currency losses in 2002 were primarily due to the increase in exchange rate of euros to the dollar.

     The Company recorded an income tax provision from continuing operations of $14.3 million for the year ended December 31, 2002 and a tax benefit from continuing operations of $9.3 million for the year ended December 31, 2001, which resulted in effective tax rates of approximately (164%) in 2002 and 34% in 2001. The federal statutory rate was 35% for both periods. The differences between our effective tax rates for 2002 and 2001 and the federal statutory rate resulted primarily from the effects of nondeductible goodwill impairment and recording a valuation allowance for deferred tax assets. The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes”.

     During 2002, the Company provided a valuation allowance of $11.8 million against its net deferred tax assets as the Company concluded that a full valuation allowance was appropriate, as a result of its recent cumulative losses and the full utilization of its loss carryback potential.

Comparison of continuing operations for the year ended December 31, 2001 compared to year ended December 31, 2000

     On a consolidated basis, revenues from continuing operations for the year ended December 31, 2001 decreased 15% from the prior year to $122.9 million. The decrease is due to lower revenues in the eSecurity segment, partially offset by higher revenues in the Secure Communications segment. Revenues from international markets for 2001 decreased 27% to $24.0 million while revenues from domestic markets decreased by 11% to $98.9 million. The decrease in domestic revenues was due to the aforementioned decrease in eSecurity segment, partially offset by an increase in Secure Communications segment. The decrease in revenues from international markets was primarily due to a decrease in revenues in Europe partially offset by an increase in revenues in Asia Pacific. The decrease in revenues in Europe was primarily due to lower demand for security products while the increase in revenues in Asia Pacific was primarily due to higher revenues in China and revenues generated by the Company’s new office in Japan.

     eSecurity Products revenue for the year ended December 31, 2001 decreased 37% to $56.4 million as compared with $89.0 million for 2000. The decrease in revenue was primarily due to the decline in OEM markets for CryptoSwift SSL acceleration devices and decreased demand in North America and Europe for business software applications.

     Secure Communications Products revenue for the year ended December 31, 2001 increased 20% to $66.5 million as compared with $55.4 million for 2000. The increase in revenues was primarily due to continued growth in demand for satellite communications ground units.

     Gross profit from eSecurity Products for the year ended December 31, 2001 was 33% of revenues as compared with 69% of revenues for the year ended December 31, 2000. The decrease in 2001 was primarily due to an increase in costs recorded for excess and obsolete inventory, fixed overhead costs being allocated over a lower revenue base and increases in certain material component costs.

     Gross profit from Secure Communications Products for the year ended December 31, 2001 was 23% of revenues compared with 24% of revenues for the year ended December 31, 2000.

     Consolidated selling, general and administrative expenses from continuing operations for the year ended December 31, 2001 were 33% of revenues compared with 26% of revenues for the year ended December 31, 2000. The increase was primarily due to a provision for bad debts of $2.0 million recorded in 2001.

     Total research and development expenses from continuing operations for the years ended December 31, 2001 and 2000 were 8% of revenues. Research and development expenses for the year ended December 31, 2001 decreased by $1.3 million as compared with 2000. The dollar decrease was primarily due to reductions in staff and decreases in compensation as a result of the restructuring in the third quarter of 2001.

     Goodwill amortization from continuing operations in 2001 decreased by $0.4 million to $0.9 million as compared with $1.3 million in 2000. The decrease was primarily due to the goodwill impairment recorded in the third quarter of 2001.

     In the third quarter of 2001, the Company restructured and consolidated its Digital Rights Management (DRM) & iVEA operations into eSecurity. As a result, the Company recorded restructuring charges from continuing operations of $5.8 million relating to office space reduction and severance.

     In the third quarter of 2001, the Company performed a review for impairment of its goodwill relating to the Wyatt acquisition and determined that the carrying value of the goodwill was impaired. Impairment is based on the excess of the carrying amount over the fair value of those assets. Fair value is determined using a discounted cash flow analysis. As a result, the Company recorded a goodwill impairment charge of $1.5 million.

     During the year ended December 31, 2001, the Company recognized foreign currency losses of $24,000, primarily due to dollar denominated deposit accounts maintained in Europe. During the year ended December 31, 2000, the Company recognized foreign currency gains of $78,000, also primarily due to dollar denominated deposit accounts maintained in Europe. Such foreign currency gains and losses result from movement in the value of the U.S. dollar against the functional currencies used by the Company’s foreign subsidiaries.

     The Company recorded an income tax benefit from continuing operations of $9.3 million for the year ended December 31, 2001 and a tax provision from continuing operations of $8.8 million for the year ended December 31, 2000, which resulted in effective tax rates of approximately 34% for 2001 and 35% for 2000. The federal statutory rate was 35% for both periods. The differences between our effective tax rates for 2001 and 2000 and the federal statutory rate resulted primarily from the effects of nondeductible goodwill impairment.

Liquidity and Capital Resources

     The Company’s principal sources of operating funds have been from operations, tax refunds and proceeds from exercises of the Company’s common stock options. Net cash provided by operating activities was $23.2 million and $21.0 million for the years ended December 31, 2002 and 2001, respectively. Net cash used in operating activities for the year ended December 31, 2000 was $1.8 million. Operating activities in 2002 included a decrease in accounts receivable of $6.4 million, a provision for deferred income taxes of $16.3 million and non-cash charges which include $10.1 million of provision for excess and obsolete inventory, $5.7 million of write-off of capitalized and developed software and $15.2 million of write-off of goodwill and provisions for impairment of assets relating to discontinued operations. The decrease in accounts receivable was primarily related to increased collection activities with improvement in days sales outstanding while the increase in the provision for taxes was primarily due to the Company’s valuation allowance for deferred tax assets.

     Net cash used in investing activities for 2002 of $2.4 million decreased from 2001 primarily due to lower capitalized software costs of $1.1 million and capital expenditures of $1.8 million. These decreases were in line with the Company’s overall reduction in expenses. Investing activities in 2000 included $3.8 million related to acquisitions.

     Net cash provided by financing activities in 2002 was $0.9 million while net cash used in financing activities for 2001 was $2.3 million. Financing activities in 2002 included $4.6 million received from common stock options exercised and $3.5 million of retirement of common stock while financing activities in 2001 included a $3.1 million repayment of line of credit, which expired in June 2001.

     At December 31, 2002, the Company’s subsidiaries in the United Kingdom, Germany, France, Netherlands, Switzerland and Japan carry approximately $1.9 million, $1.1 million, $4.7 million, $2.6 million, $3.7 million and $1.6 million, respectively, in interest earning deposits which may result in foreign exchange gains or losses due to the fact that the functional currency in those subsidiaries is not the U.S. dollar.

     Management believes that the effect of inflation on the business of the Company for the past three years has been minimal.

     The Company believes that its current working capital of $62.2 million and anticipated working capital to be generated by future operations will be sufficient to support the Company’s working capital requirements through December 31, 2003 and for the foreseeable future. The foregoing is a forward-looking statement.

Recent Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and of the effect of the method used on reported results. The provisions of SFAS 148 are effective in fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. As of December 31, 2002, the Company has elected not to change to the fair value based method of accounting for stock-based employee compensation. The Company accounts for employee stock options under the Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, under which no compensation cost is generally recognized by the Company.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements, including a rollforward of the Company’s product warranty liabilities. The disclosure provisions of FIN 45 are effective for the Company as of December 31, 2002. The provisions for initial recognition and measurement of guarantee agreements are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company does not expect that the recognition provisions of FIN 45 will have a material impact on its consolidated financial condition or results of operations.

     In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit costs as generally defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect SFAS 146 to have a material impact on its consolidated financial condition or results of operations.

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

Interest Rate Risk

     At December 31, 2002 and 2001, the Company’s marketable available-for-sale securities included $0.1 million and $1.1 million, respectively, of fixed income securities. These securities are subject to interest rate risk and may decline in value when interest rates change. These investments do not represent a material market risk to the Company. The Company places substantially all of its interest bearing investments with major financial institutions and by policy limits the amount of credit exposure to any one financial institution.

Equity Price Risk

     The Company holds investments in various marketable available-for-sale and trading equity securities which are subject to price risk. The fair value of such investments as of December 31, 2002 and 2001 were $0.3 million and $1.2 million, respectively. The potential change in the fair value of these investments, assuming a 10% decline in prices, does not represent a material market risk to the Company.

Foreign Exchange Rate Risk

     The Company operates internationally and has adopted local currencies as the functional currencies for its foreign subsidiaries because their principal economic activities are most closely tied to the respective local currencies. This exposes the Company to market risk from changes in foreign exchange rates to the extent that transactions are not denominated in the U.S. dollar. In consolidation, the Company converts the accounts of its foreign subsidiaries from the functional currency to the U.S. dollar. As a result, the Company faces the risk that the foreign currencies will have declined in value as compared to the U.S. dollar, resulting in a foreign currency translation loss. Assuming an adverse 10% foreign exchange rate fluctuation, the Company would have experienced translation losses of approximately $6.2 million and $2.8 million at December 31, 2002 and 2001, respectively.

     The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the sales of its products in foreign markets. Assuming an adverse 10% foreign exchange rate fluctuation, the Company would have had a decrease in net income of approximately $0.1 million and $0.2 million for the years ended December 31, 2002 and 2001, respectively. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Item 8. Financial Statements and Supplementary Data

     The Consolidated Financial Statements and Schedule of the Company are listed in Item 15(a) and included herein on pages F-1 through F-23.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The Company has not had any disagreement with its independent auditors on any matter of accounting principles or practices or financial statement disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Reference is made to the information appearing under the caption “Election of Directors” in the Company’s Proxy Statement to be submitted to the Commission on or before April 30, 2003.

Item 11. Executive Compensation

     Reference is made to the information appearing under the caption “Executive Compensation” in the Company’s Proxy Statement to be submitted to the Commission on or before April 30, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Reference is made to the information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be submitted to the Commission on or before April 30, 2003.

     Reference is made to the information appearing under the caption “Equity Compensation Plan Information” in the Company’s Proxy Statement to be submitted to the Commission on or before April 30, 2003.

Item 13. Certain Relationships and Related Transactions

     Reference is made to the information appearing under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement to be submitted to the Commission on or before April 30, 2003.

Item 14. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

     The Chief Executive Officer and Chief Financial Officer of the Company have concluded, based on their evaluation as of the date within 90 days prior to the date of the filing of this annual report on Form 10-K, the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be filed in this annual report have been made known to them, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

     There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)	1. Consolidated Financial Statements

     Report of Independent Auditors

     Consolidated Balance Sheets at December 31, 2002 and 2001

     Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

     Notes to Consolidated Financial Statements

2. Consolidated Financial Statement Schedule

II. Consolidated Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits

Exhibit
Number	Description

2(i)	Agreement and Plan of Reorganization, dated as of January 26, 1995 among the Company, Rainbow Acquisition Inc., a California corporation and a wholly owned subsidiary of Rainbow, and Mykotronx, Inc., a California corporation (“Mykotronx”) (incorporated by reference to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933, as amended, effective on April 20, 1995, Registration No. 33-89918).
2(ii)	Agreement and Plan of Merger, dated March 6, 1998, by and among the Company, WRS Acquisition Corp, a California corporation and wholly owned subsidiary of the Company, and Wyatt River Software, Inc. (incorporated by reference to Exhibit 2(iii) of the Company’s 1997 Annual Report on Form 10-K under the Securities Exchange Act of 1934 filed in March 1998 (the “1997 10-K”)).
3(i)	Articles of Incorporation of Rainbow, as amended (incorporated by reference to Exhibit 3(a) to Rainbow’s Registration Statement on Form S-18 under the Securities Act of 1933, as amended, filed on July 20, 1987 - File No. 33-15956-LA (the “S-18 Registration Statement”)).
3(ii)	By-Laws of Rainbow (incorporated by reference to Exhibit 3(b) to the S-18 Registration Statement).
4(a)	See Exhibit 3(i).
4(b)	See Exhibit 3(ii).
4(c)	Rights Agreement, dated as of July 29, 1997, between the Company and U.S. Stock Transfer Corporation, as Rights Agent (incorporated by reference to Exhibit 4(c) to the Company’s 1997 10-K).
10(a)	Agreement, dated October 1996, between the Company and National Semiconductor Corporation (incorporated by reference to Exhibit 10(b) of the Company’s 1998 Annual Report on Form 10-K under the Securities Exchange Act of 1934 filed in March, 1999 (the “1998 10-K”)).
10(b)	Agreement, dated December 1998, between the Company and EM Microelectronic — Marin S.A. (incorporated by reference to Exhibit 10(c) of the 1998 10-K).
10(c)	1990 Incentive Stock Option Plan as amended (incorporated by reference to Exhibit 10(j) of the 1991 10-K).

Exhibit
Number	Description

10(d)	Employment Agreement, dated February 16, 1990, between the Company and Walter W. Straub (incorporated by reference to Exhibit 10(j) of the 1989 10-K).
10(e)	Change of Control Agreement, dated February 16, 1990, between the Company and Walter W. Straub (incorporated by reference to Exhibit 10(k) of the 1989 10-K).
10(f)	Employment Agreement, dated January 5, 1995, between the Company and Patrick E. Fevery (incorporated by reference to Exhibit 10(l) of the 1994 10-K).
10(g)	Change of Control Agreement, dated January 5, 1995, between the Company and Patrick E. Fevery (incorporated by reference to Exhibit 10(m) of the 1994 10-K).
10(h)	Agreement for Design and Product Purchase, dated September 4, 1997, between IBM Microelectronics and Rainbow Technologies, Inc. and Mykotronx, Inc. (incorporated by reference to Exhibit 10(w) of the 1998 10-K).
10(i)	Lease for premises at 371 Van Ness Way, Torrance, California, dated October 2, 1997, between Surf Management Associates, a California limited partnership, and Mykotronx, Inc., a California Corporation (incorporated by reference to Exhibit 10(x) of the 1999 Form 10-K).
10(j)	Lease for premises at 111 West Ocean Boulevard, Long Beach, California, between Stevens Creek Associates, a California general partnership, and the Company (incorporated by reference to Exhibit 10(y) of the 1999 Form 10-K).
10(k)	Lease for premises at 8 Hughes, Irvine, California, between Alton Irvine Partners, LLC, a California limited liability company, and the Company (incorporated by reference to Exhibit 10(z) of the 2000 Form 10-K).
10(l)	2000 Incentive Stock Option Plan (incorporated by reference to Rainbow’s Registration Statement on Form S-8 filed under the Securities Act of 1933).
10(m)	2001 Nonstatutory Stock Option Plan (incorporated by reference to Rainbow’s Registration Statement on Form S-8 filed under Securities Act of 1933).
10(n)	Lease for premises at 50 Technology Drive, Irvine, California, dated April 14, 2000, between The Irvine Company, a California Corporation, and the Company (incorporated by reference to Exhibit 10(o) of the September 2002 10-Q).
10(o)	Leases for premises at 357 and 359 Van Ness Way, Torrance, California, dated May 1, 2002, between Surf Management Associates, a California limited partnership, and Mykotronx, Inc., a California Corporation.
10(p)	Employment Agreement, dated April 1, 2000, between the Company and Cheryl Baffa.
10(q)	Change of Control Agreement, dated April 1, 2000, between the Company and Cheryl Baffa.
10(r)	Employment Agreement, dated April 1, 2000, between the Company and James Kopycki.
10(s)	Change of Control Agreement, dated April 1, 2000, between the Company and James Kopycki.
10(t)	Consultant Agreement, dated January 1, 2000, between the Company and Abbott Investments.
21	List of Rainbow’s wholly-owned subsidiaries.
23	Consent of Independent Auditors.
99(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Walter W. Straub, President, Chief Executive Officer and Chairman of the Board and Patrick E. Fevery, Vice President and Chief Financial Officer.

(b)	Reports on Form 8-K

     No reports on Form 8-K have been filed during the three months ended December 31, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINBOW TECHNOLOGIES, INC.

By:	/s/ WALTER W. STRAUB Walter W. Straub

Date: March 28, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WALTER W. STRAUB Walter W. Straub	President, Chief Executive Officer, and Chairman of the Board	March 28, 2003

/s/ PATRICK E. FEVERY Patrick E. Fevery	Vice President and Chief Financial Officer	March 28, 2003

/s/ ALAN K. JENNINGS Alan K. Jennings	Director	March 28, 2003

/s/ RICHARD P. ABRAHAM Richard P. Abraham	Director	March 28, 2003

/s/ MARVIN HOFFMAN Marvin Hoffman	Director	March 28, 2003

/s/ FREDERICK M. HANEY Frederick M. Haney	Director	March 28, 2003

/s/ ARTHUR L. MONEY Arthur L. Money	Director	March 28, 2003

CERTIFICATION

I, Walter W. Straub, certify that:

1.	I have reviewed this annual report on Form 10-K of Rainbow Technologies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003

RAINBOW TECHNOLOGIES, INC.

By:	/s/ Walter W. Straub President, Chief Executive Officer and Chairman of the Board

CERTIFICATION

I, Patrick E. Fevery, certify that:

1.	I have reviewed this annual report on Form 10-K of Rainbow Technologies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003

RAINBOW TECHNOLOGIES, INC.

By:	/s/ Patrick E. Fevery Vice President and Chief Financial Officer

RAINBOW TECHNOLOGIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE
For The Year Ended December 31, 2002

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Rainbow Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Rainbow Technologies, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rainbow Technologies, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ ERNST & YOUNG LLP

Orange County, California
February 20, 2003

RAINBOW TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$50,922	$28,778
Marketable available-for-sale and trading securities	301	1,195
Accounts receivable, net of allowance for doubtful accounts of $626 and $1,858 in 2002 and 2001, respectively	19,221	24,492
Inventories	9,308	20,711
Income tax receivable	5,572	1,844
Deferred income taxes	—	13,901
Unbilled costs and fees	840	2,227
Prepaid expenses and other current assets	925	1,634

Total current assets	87,089	94,782
Property, plant and equipment, at cost:
Equipment	21,981	20,838
Buildings	7,769	6,655
Furniture	2,909	2,810
Leasehold improvements	2,889	2,946

	35,548	33,249
Less accumulated depreciation and amortization	21,628	17,336

Net property, plant and equipment	13,920	15,913
Software development costs, net of accumulated amortization of $8,156 and $11,218 in 2002 and 2001, respectively	3,775	10,768
Product licenses, net of accumulated amortization of $5,567 and $3,537 in 2002 and 2001, respectively	3,726	4,030
Goodwill	1,898	15,638
Deferred income taxes	—	2,421
Other assets	1,181	2,413

Total Assets	$111,589	$145,965

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,138	$9,929
Accrued payroll and related expenses	6,602	5,063
Accrued restructuring costs	464	3,130
Warranty reserve	1,844	2,417
Income taxes payable	1,442	—
Other accrued liabilities	6,444	5,252

Total current liabilities	24,934	25,791
Long-term accrued restructuring costs	2,349	1,643
Other liabilities	1,926	1,792
Commitments and contingencies
Shareholders’ equity:
Common stock, $.001 par value, 55,000,000 shares authorized, 26,268,936 and 26,157,594 shares issued and outstanding in 2002 and 2001, respectively	26	26
Additional paid-in capital	58,313	56,885
Accumulated other comprehensive income (loss)	348	(1,539)
Retained earnings	23,693	61,367

Total shareholders’ equity	82,380	116,739

Total Liabilities and Shareholders’ Equity	$111,589	$145,965

See accompanying notes.

RAINBOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,

	2002	2001	2000

Revenues:
eSecurity Products	$48,818	$56,388	$89,031
Secure Communications Products	77,234	66,509	55,392

Total revenues	126,052	122,897	144,423
Operating expenses:
Cost of eSecurity Products	33,422	38,021	27,174
Cost of Secure Communications Products	58,365	51,125	42,270
Selling, general and administrative	33,480	40,297	38,196
Research and development	8,923	10,209	11,485
Goodwill amortization	—	857	1,281
Restructuring costs	—	5,830	—
Asset impairment charges	—	1,491	2,173

Total operating expenses	134,190	147,830	122,579
Operating income (loss)	(8,138)	(24,933)	21,844
Gain (loss) on marketable securities	(98)	(3,546)	2,881
Interest income	439	579	890
Interest expense	(117)	(120)	(128)
Other income (expense), net	(800)	414	(423)

Income (loss) from continuing operations before income taxes	(8,714)	(27,606)	25,064
Benefit (provision) for income taxes	(14,313)	9,338	(8,819)

Income (loss) from continuing operations	(23,027)	(18,268)	16,245
Loss from discontinued operations, net of taxes	(14,647)	(5,249)	(1,799)

Net income (loss)	$(37,674)	$(23,517)	$14,446

Basic income (loss) per share:
Continuing operations	$(0.87)	$(0.70)	$0.65
Discontinued operations	(0.56)	(0.20)	(0.07)

Net income (loss)	$(1.43)	$(0.90)	$0.58

Diluted income (loss) per share:
Continuing operations	$(0.87)	$(0.70)	$0.58
Discontinued operations	(0.56)	(0.20)	(0.06)

Net income (loss)	$(1.43)	$(0.90)	$0.52

Weighted average shares:
Basic	26,419	26,055	24,965

Diluted	26,419	26,055	27,932

See accompanying notes.

RAINBOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2002, 2001 and 2000
(dollars in thousands)

				Accumulated
	Common Stock		Additional	Other
			Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total

Balance, December 31, 1999	23,367,958	$23	$28,602	$(1,173)	$70,438	$97,890
Exercise of common stock options	2,419,522	2	12,940	—	—	12,942
Issuance of common stock	192,772	1	999	—	—	1,000
Tax benefit of employee stock options	—	—	13,148	—	—	13,148
Other comprehensive income:
Unrealized loss on marketable securities (net of taxes of $317)	—	—	—	(475)	—	(475)
Translation adjustment (net of taxes of $531)	—	—	—	797	—	797

Total other comprehensive income						322
Net income	—	—	—	—	14,446	14,446

Comprehensive income						14,768

Balance, December 31, 2000	25,980,252	26	55,689	(851)	84,884	139,748
Exercise of common stock options	177,342	—	1,034	—	—	1,034
Tax benefit of employee stock options	—	—	162	—	—	162
Other comprehensive loss:
Unrealized gain on marketable securities (net of taxes of $167)	—	—	—	274	—	274
Translation adjustment (net of taxes of $599)	—	—	—	(962)	—	(962)

Total other comprehensive loss						(688)
Net loss	—	—	—	—	(23,517)	(23,517)

Comprehensive loss						(24,205)

Balance, December 31, 2001	26,157,594	26	56,885	(1,539)	61,367	116,739
Exercise of common stock options	860,153	1	4,626	—	—	4,627
Retirement of common stock	(748,811)	(1)	(3,492)	—	—	(3,493)
Tax benefit of employee stock options	—	—	294	—	—	294
Other comprehensive income:
Unrealized loss on marketable securities (net of taxes of $0)	—	—	—	(969)	—	(969)
Translation adjustment (net of taxes of $0)	—	—	—	2,856	—	2,856

Total other comprehensive income						1,887
Net loss	—	—	—	—	(37,674)	(37,674)

Comprehensive loss						(35,787)

Balance, December 31, 2002	26,268,936	$26	$58,313	$348	$23,693	$82,380

See accompanying notes.

RAINBOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$(37,674)	$(23,517)	$14,446
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization	4,202	8,661	5,608
Depreciation	3,943	4,189	3,449
Change in deferred income taxes	16,322	(13,178)	(1,948)
Provision (benefit) for doubtful accounts	(323)	1,984	1,078
(Gain) loss from retirement of property, plant and equipment	114	(15)	15
Minority interest in subsidiary’s earnings (loss)	215	435	(14)
Unrealized (gain) loss on marketable trading securities	98	3,546	(2,881)
Provision for excess and obsolete inventory	10,114	6,714	637
Warranty provision	153	2,480	875
Write-off of long-term investment	260	1,206	—
Write-off of capitalized and developed software	5,667	2,392	—
Write-off of goodwill	12,840	2,539	—
Provision for impairment of assets on discontinued operations	2,348	—	—
Restructuring costs	—	4,773	—
Foreign currency (gain) loss on repayment of loan to foreign subsidiary	609	(765)	—
Asset impairment charges	—	1,491	2,173
Tax benefit of exercise of common stock options	294	162	13,148
Changes in operating assets and liabilities:
Accounts receivable	6,355	12,818	(14,909)
Inventories	1,520	2,535	(18,962)
Unbilled costs and fees	1,387	(1,188)	1,877
Prepaid expenses and other current assets	744	1,670	(902)
Accounts payable	(1,877)	1,587	(48)
Accrued liabilities	(1,462)	(5,131)	2,370
Billings in excess of costs and fees	(327)	(238)	(195)
Income taxes	(2,319)	5,882	(7,630)

Net cash provided by (used in) operating activities	23,203	21,032	(1,813)
Cash flows from investing activities:
Capitalized software development costs	(1,081)	(5,032)	(8,484)
Purchases of property, plant, and equipment	(1,826)	(4,871)	(4,895)
Sale of marketable available-for-sale securities	800	—	—
Purchase of marketable securities	—	—	(409)
Other assets	749	(806)	96
Net cash paid for investments and acquisitions	(1,080)	(231)	(3,756)

Net cash used in investing activities	(2,438)	(10,940)	(17,448)
Cash flows from financing activities:
Exercise of common stock options	4,627	1,034	12,942
Retirement of common stock	(3,493)	—	—
Repayment of line of credit	—	(3,129)	(2,871)
Other	(226)	(211)	(224)

Net cash provided by (used in) financing activities	908	(2,306)	9,847
Effect of exchange rate changes on cash	471	1,534	2,163

Net increase (decrease) in cash and cash equivalents	22,144	9,320	(7,251)
Cash and cash equivalents at beginning of year	28,778	19,458	26,709

Cash and cash equivalents at end of year	$50,922	$28,778	$19,458

Supplemental disclosure of cash flows information:
Income taxes paid	$642	$1,695	$2,161
Interest paid	130	97	288

See accompanying notes.

RAINBOW TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

1. Description of the Company and Summary of Significant Accounting Policies

The Company

     Rainbow Technologies, Inc. (the Company) develops, manufactures, programs and markets software and internet security products which prevent the unauthorized use of intellectual property, including software programs, provides privacy and security for network communications and develops and manufactures secure communication products for satellite communications.

Basis of Consolidation

     The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation

     In the second quarter of 2002, the Company announced that its Spectria segment had experienced rapidly deteriorating business prospects due to a severe decline in IT services infrastructure spending. Consequently, the Company discontinued Spectria and closed its facility in Long Beach, California. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, Spectria’s results of operations are included in the loss from discontinued operations in the consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000 (see Note 8). Certain amounts previously reported have been reclassified to conform with the 2002 presentation. Unless otherwise indicated, the Notes to Consolidated Financial Statements relate to continuing operations.

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

Marketable Securities

     All investment securities are considered to be either trading or available-for-sale and are carried at fair value. Management determines classification at the time of purchase and re-evaluates its appropriateness at each balance sheet date. The Company’s marketable securities consist of tax-exempt and other debt instruments that bear interest at variable rates and equity securities. Unrealized gains and losses from trading securities are included in the results of operations while unrealized gains and losses from available-for-sale securities are included in the Accumulated Other Comprehensive Income (Loss) within Shareholders’ Equity. As of December 31, 2002 and 2001, gross unrealized losses on trading securities were $0.1 million and $3.5 million, respectively, while gross unrealized gains were $2.9 million as of December 31, 2000. Gross unrealized gains (losses) on available-for-sale securities were ($1.0) million, $0.4 million and ($0.8) million for the years ended December 31, 2002, 2001 and 2000, respectively. There were no realized gains (losses) on available-for-sale securities for the years ended December 31, 2002 and 2001, while realized gains were $0.2 million for the year ended December 31, 2000. The cost of securities sold is based on the specific identification method.

     Included in Marketable Securities at December 31, 2002 and 2001 were trading securities of $25,000 and $0.1 million, respectively, and available-for-sale securities of $0.3 million and $1.1 million, respectively.

Software Development Costs and Product Licenses

     SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon the Company’s product development process, technological feasibility is established upon completion of a working model. Amortization of capitalized software development costs commences when the products are available for general release to customers and is determined using the straight-line method over the expected useful lives of the respective products. Software development costs are written-off when projects are abandoned or when the estimated cash flows from a product are not expected to be sufficient to recover the capitalized software development costs.

     Amortization of computer software development costs and product licenses for the years ended December 31, 2002, 2001 and 2000 amounted to $4.2 million, $5.7 million and $2.2 million, respectively. During the fiscal years 2002 and 2001, the Company wrote-off $5.7 million and $2.4 million, respectively, of previously capitalized software development costs. At December 31, 2002, the amortization of the remaining balance of other intangible assets of $7.5 million for each of the fiscal years 2003, 2004, 2005 and 2006 will be $3.0 million, $2.9 million, $1.2 million and $0.1 million, respectively. At December 31, 2002, the Company had $0.3 million of unamortized software development costs included in the remaining balance of other intangible assets of $7.5 million, which had not begun amortization. Amortization of software development costs commences when the products are available for general release to customers.

     The following table presents details of the Company’s other intangible assets that are subject to amortization:

(in thousands):

	December 31, 2002			December 31, 2001

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Software development costs	$11,931	$(8,156)	$3,775	$21,986	$(11,218)	$10,768
Product licenses	9,293	(5,567)	3,726	7,567	(3,537)	4,030

Total	$21,224	$(13,723)	$7,501	$29,553	$(14,755)	$14,798

Inventories

     Inventoried costs relating to long-term contracts are stated at actual production cost, including pro-rata allocations of factory overhead and general and administrative costs incurred-to-date, reduced by amounts identified with revenue recognized on units delivered. The costs attributed to units delivered under such long-term contracts are based on the estimated average cost of all units expected to be produced.

     Inventories other than inventoried costs relating to long-term contracts are stated at the lower of cost (first-in, first-out basis) or market.

Property, Plant and Equipment

     Additions to property, plant, equipment and leasehold improvements are recorded at cost and depreciated on the straight-line method over their estimated useful lives as follows:

Buildings	31 years
Furniture	3 to 6 years
Equipment	3 to 7 years
Leasehold improvements	Term of lease

Goodwill

     Goodwill represents the excess of purchase price over the estimated fair value of assets acquired. Effective January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 addresses financial accounting and reporting for a business combination and requires all business combinations to be accounted for using the purchase method. SFAS 141 was effective for any business combinations initiated after June 30, 2001. SFAS 142 addresses the recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 requires goodwill to no longer be amortized but instead be subject to an impairment test at least annually. The impairment test is comprised of two parts. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value of the reporting unit, the second step of the goodwill impairment test must be performed. The second step compares the implied fair value of the reporting unit’s goodwill with the respective carrying amount in order to determine the amount of impairment loss, if any.

     In accordance with SFAS 142, the Company performed the first part of the two-step goodwill impairment test for its business segments with goodwill, excluding the $12.8 million of goodwill related to the Spectria business segment, which was written-off and included in the loss from discontinued operations in the consolidated statement of operations for the year ended December 31, 2002 (see Note 8). For each of the Company’s business segments for which goodwill was recorded, the Company determined that the fair value exceeded the carrying amount as of January 1, 2002. As a result, the second step of the impairment test was not required. The Company performed its annual goodwill impairment test in the third quarter of 2002 and determined that there were no indicators of impairment. The Company intends to perform its annual goodwill impairment test in subsequent years during the third quarter of each respective year. Accumulated amortization as of December 31, 2002 and 2001 was $0.6 million and $22.1 million, respectively. Additionally, under SFAS 142, the Company ceased amortizing its remaining goodwill balance which resulted in reduced amortization of approximately $0.6 million, net of tax, in fiscal 2002. Total amortization expense for the years ended December 31, 2001 and 2000 for goodwill was $0.9 million and $1.3 million, respectively.

     The following table reconciles the Company’s net income (loss) and net income (loss) per share from continuing operations as reported, to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effects, for the periods prior to the adoption of SFAS 142.

(in thousands, except per share amounts):

	Years Ended December 31,

	2002	2001	2000

Income (loss) from continuing operations:
As reported	$(23,027)	$(18,268)	$16,245
eSecurity Products goodwill amortization, net of taxes	—	583	698
Secure Communications Products goodwill amortization, net of taxes	—	144	135

As adjusted	$(23,027)	$(17,541)	$17,078

Basic income (loss) per share from continuing operations:
As reported	$(0.87)	$(0.70)	$0.65
eSecurity Products goodwill amortization, net of taxes	—	0.02	0.03
Secure Communications Products goodwill amortization, net of taxes	—	0.01	—

As adjusted	$(0.87)	$(0.67)	$0.68

Diluted income (loss) per share from continuing operations:
As reported	$(0.87)	$(0.70)	$0.58
eSecurity Products goodwill amortization, net of taxes	—	0.02	0.03
Secure Communications Products goodwill amortization, net of taxes	—	0.01	—

As adjusted	$(0.87)	$(0.67)	$0.61

     The evaluation of the recoverability of goodwill is significantly affected by management’s estimates of future operating cash flows from the acquired businesses to which the goodwill relates. If, in future periods, estimates of the present value of future operating cash flows decrease, the Company would be required to further write-down the goodwill, intangible assets, and other long-lived assets. Any such write-down could have a material adverse effect on the Company’s consolidated financial position and results of operations. The Company closely monitors its remaining goodwill.

     At June 30, 2002, the Company wrote-off its goodwill relating to Spectria (Systematic Systems Integration, Inc.) of $9.2 million and (InfoCal LLC) of $3.6 million which were included in the results of operations under discontinued operations.

     At September 30, 2001, the Company recorded a goodwill impairment charge from continuing operations of $1.5 million relating to its eSecurity segment (Wyatt River Software). At June 30, 2000, the Company performed a review for impairment of long-lived assets related to QMT. Based on its evaluation, the Company determined that all of the assets related to QMT were fully impaired and, as a result, recorded an impairment charge of $2.2 million to write-off all of QMT’s assets and to write-down the Company’s investment in QMT to zero.

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

Secure Communications Products

     Catalog product revenues and revenues under certain fixed-price contracts calling for delivery of a specified number of units are recognized as deliveries are made. Revenues under cost-reimbursement contracts are recognized as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. Certain contracts are awarded on a fixed-price incentive fee basis. Incentive fees on such contracts are considered when estimating revenues and profit rates and are recognized when the amounts can reasonably be determined. The costs attributed to units delivered under fixed-price contracts are based on the estimated average cost per unit at contract completion. Profits expected to be realized on long-term contracts are based on total revenues and estimated costs at completion. Revisions to contract profits are recorded in the accounting period in which the revisions are known. Estimated losses on contracts are recorded when identified. For research and development and other cost-plus-fee type contracts, the Company recognizes contract earnings using the percentage-of-completion method. The estimated contract revenues are recognized based on percentage-of-completion as determined by the cost-to-cost basis whereby revenues are recognized as contract costs are incurred.

Warranty

     The Company generally warrants its products for periods of ninety days to two years. The standard warranties require the Company to repair or replace defective products returned at no cost to the customer. The Company records an estimate for warranty related costs based on amounts required to cover warranty expense on products sold and actual historical return rates at the time revenue is recognized. While warranty costs have historically been within management’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same warranty return rates as in the past. A significant increase in product return rates could have a material adverse effect on the Company’s operating results for the period in which such returns materialize.

     The following details the Company’s warranty reserve:

(in thousands)

				Changes in
	Balance at	Additions		Estimate	Balance at
	Beginning of	Charged to Costs		Charged to Costs	End of
	Year	and Expenses	Payments	and Expenses	Year

2002	$2,417	$475	$(726)	$(322)	$1,844
2001	$386	$2,530	$(449)	$(50)	$2,417

Advertising

     The Company expenses the costs of advertising as incurred. Advertising expenses for 2002, 2001 and 2000 were $2.4 million, $3.2 million and $3.4 million, respectively.

Shipping and Handling Costs

     The Company’s shipping and handling costs are included in cost of sales.

Research and Development

     Expenditures for research and development are expensed as incurred.

Income Taxes

     Deferred taxes are provided for items recognized in different periods for financial and tax reporting purposes in accordance with SFAS 109, “Accounting For Income Taxes.” In 2002, the Company determined that the realization of its net deferred tax assets is uncertain and, therefore, recorded a valuation allowance of $11.8 million to reduce the carrying amount of the Company’s net deferred tax assets to zero.

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

     The Company does not engage in currency speculation. Foreign currency transaction gains (losses) which are included in current operations were ($0.5) million and $0.7 million for the years ended December 31, 2002 and 2001. Foreign currency transaction gains (losses) for 2000 were not material. Included in foreign currency transaction gains (losses) was a loss from repayment of inter- company loans to foreign subsidiaries of ($0.6) million in 2002 and a related gain of $0.8 million in 2001.

Stock Option Plans

     The Company follows the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation”, as amended, and, accordingly, accounts for its stock-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

     The following table illustrates the effect on net income (loss) and income (loss) per share, had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS 123:

(in thousands, except per share amounts)

	Years Ended December 31,

	2002	2001	2000

Net income (loss), as reported	$(37,674)	$(23,517)	$14,446
Deduct: total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(6,154)	(4,467)	(3,025)

Net income (loss), as adjusted	$(43,828)	$(27,984)	$11,421

Basic income (loss) per share:
As reported	$(1.43)	$(0.90)	$0.58
As adjusted	$(1.66)	$(1.07)	$0.46
Diluted income (loss) per share:
As reported	$(1.43)	$(0.90)	$0.52
As adjusted	$(1.66)	$(1.07)	$0.41

Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the assumed conversion of all dilutive securities, consisting of employee stock options. Common equivalent shares of 5,897,849, 6,502,035 and 5,591,196 for the years ended December 31, 2002, 2001 and 2000, respectively, have been excluded for diluted earnings (loss) per share as the effect would be antidilutive.

Concentrations of Business and Credit Risk

     Financial instruments which potentially subject the Company to credit risk consist principally of trade receivables and interest bearing investments. The Company performs on-going credit evaluations of its customers and generally does not require collateral. The Company maintains adequate reserves for potential losses and such losses, which have historically been minimal (excluding the $2.0 million charge in 2001), have been within management’s expectations. The Company places substantially all of its interest bearing investments with major financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.

     The Company sells the majority of its eSecurity Products to software developers and wholesale distributors throughout North America, Europe and Asia Pacific.

     The majority of the Company’s Secure Communications products are sold to the U.S. Government (see Note 2). The U.S. Government accounted for approximately 32%, 28%, and 39% of consolidated revenues from continuing operations in 2002, 2001 and 2000, respectively. In addition, approximately 26% and 38% of consolidated accounts receivable and 49% and 44% of unbilled costs and fees at December 31, 2002 and 2001, respectively, were related to the U.S. Government.

     For its Secure Communications segment, the Company’s manufacturing operations include the testing of Application Specific Integrated Circuits (“ASICs”) and the assembly and testing of its satellite ground units and network communications products. The Company has specific cryptographic technology embedded into ASICs that are fabricated to the Company’s specifications by ASIC manufacturers. The Company currently has relationships with four such ASIC manufacturers. These ASICs are processed to the specifications of the U.S. Government and the Company. Any interruption in the availability of these ASICs could have a material adverse effect on the consolidated results of operations and cash flows of the Company.

     The Company currently has manufacturing relationships with two suppliers to manufacture the Company’s principal Secure Communications Product. Any interruption in the availability of this product would have a material adverse effect on the consolidated results of operations and cash flows of the Company. Having two sources mitigates the risk of any delivery shortfall resulting from one source having production difficulties. One manufacturing agreement expires in June 2003, and is currently under negotiation. The other manufacturing agreement expires in February 2004.

     For the Sentinel Superpro product, the Company currently has one supplier of the custom ASIC chip. For other eSecurity products, the Company currently has relationships with chip suppliers that have multiple foundries available to produce the ASIC chips. If the suppliers are unable to fulfill the Company’s requirements, the Company may experience an interruption in the production of its products until an alternative source of supply is developed. The Company maintains a six month inventory of ASIC chips based on current sales levels in order to limit the potential for such an interruption. The Company believes that there are a number of companies capable of commencing the manufacture of its ASIC chips within six months of such an interruption.

Recent Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148). This statement amends SFAS Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and of the effect of the method used on reported results. The provisions of SFAS 148 are effective in fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. As of December 31, 2002, the Company has elected not to change to the fair value based method of accounting for stock-based employee compensation. The Company accounts for employee stock options under the Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, under which no compensation cost is generally recognized by the Company.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements, including a rollforward of the Company’s product warranty liabilities. The disclosure provisions of FIN 45 are effective for the Company as of December 31, 2002. The provisions for initial recognition and measurement of guarantee agreements are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company does not expect that the recognition provisions of FIN 45 will have a material impact on its consolidated financial condition or results of operations.

     In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task

Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit costs as generally defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect SFAS 146 to have a material impact on its consolidated financial condition or results of operations.

2. Government Contracts

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

     The Company has unbilled costs and fees related to government contracts of $0.4 million and $0.9 million at December 31, 2002 and 2001, respectively. Based on the Company’s experience with similar contracts in recent years, the unbilled costs and fees are expected to be collected within one year.

3. Inventories

     Inventories consist of the following at December 31:

     (in thousands)

	2002	2001

Raw materials	$8,095	$14,016
Work in process	1,662	2,643
Finished goods	3,573	5,883
Inventoried costs relating to long-term contracts, net of amounts attributed to revenues recognized to date	5,158	4,569
Reserve for excess and obsolete inventory	(9,180)	(6,400)

	$9,308	$20,711

     General and administrative expenses in inventory at December 31, 2002 and 2001 were $0.4 million and $0.3 million, respectively.

4. Accumulated Other Comprehensive Income (Loss)

     At December 31, 2002, accumulated other comprehensive income (loss) is comprised of unrealized foreign currency translation gains of $1.6 million and unrealized losses on marketable securities of $1.2 million. At December 31, 2001, accumulated other comprehensive loss was comprised of unrealized foreign currency translation losses of $1.3 million and unrealized losses on marketable securities of $0.3 million, net of deferred taxes.

5. Fair Value of Financial Instruments

     The Company’s financial instruments consist principally of cash, marketable securities, receivables, unbilled costs and fees, payables and long-term investments. The Company believes all of the financial instruments’ recorded values approximate current fair values, as a result of the short- term nature of these instruments.

6. Commitments and Contingencies

     The Company has purchase commitments with various vendors arising out of the normal course of business for approximately $21 million as of February 20, 2003. These purchase commitments have terms less than one year.

     Annual obligations under non-cancelable operating leases are as follows, including net lease obligations of $0.9 million related to discontinued operations:

(dollars in thousands)

2003	$3,523
2004	3,524
2005	2,257
2006	300
2007 and thereafter	318

Sub-total	9,922
Less: Non-cancelable subleases	(2,055)

Net lease obligations	$7,867

     Rent expense charged to continuing operations for the years ended December 31, 2002, 2001, and 2000 was $2.2 million (net of sublease income of $0.2 million), $2.7 million and $1.8 million, respectively.

Legal Proceedings

     In September 1998, a patent infringement action was filed against the Company by Globetrotter Software, Inc., (“Globetrotter”). It alleged that certain of the Company’s license management software products infringed a patent owned by Globetrotter. The complaint sought unspecified monetary damages and a permanent injunction banning the use of the products alleged to infringe. On September 24, 2001, the District Court granted partial summary judgment of non-infringement in favor of the Company. The Company had filed a counterclaim against Globetrotter. The counterclaim alleged that Globetrotter had engaged in violations of the antitrust laws and related common laws. On November 12, 2002, the District Court granted Globetrotter’s motion for partial summary judgment against the Company on the counterclaim. On November 15, 2002, the District Court entered judgment that dismissed all of the claims between Globetrotter and the Company and made no award to either firm. The judgment has now become final.

     In July 1998, a patent infringement claim was filed against the Company by Andrew Pickholtz, alleging that certain of the Company’s products infringe patents owned by Pickholtz. The complaint seeks unspecified monetary damages. The Company filed a motion for summary judgment of non-infringement that was decided in favor of the Company in December 2000. In January 2001, Mr. Pickholtz filed a notice of appeal. After considering legal briefs filed by the Company and by Mr. Pickholtz, the Court of Appeals for the Federal Circuit heard oral arguments in the case on November 7, 2001. On April 3, 2002, the United States Court of Appeals issued an opinion that modified the trial court’s construction of the patent claims in certain respects, revised the summary judgment for non-infringement in favor of the Company, and remanded the case to the trial court for further proceedings. The Company continues to believe the claims are without merit as found by the trial court and intends to continue to vigorously defend against any infringement claims made by Mr. Pickholtz.

     In June 2002, a breach of contract lawsuit was filed against the Company by a supplier. The complaint sought damages of $3.9 million. At June 30, 2002, the Company had a liability of $2.6 million for inventory purchases related to this matter included in Accounts payable. The Company filed a counterclaim in September 2002, alleging breach of warranty and negligence. The Company and the supplier entered into a settlement agreement in February 2003, under which each party released the other from any and all claims and causes of action in return for a payment by Company to the supplier of $1.6 million. The remaining $1.0 million in Accounts payable was reversed and credited to cost of sales as of December 31, 2002.

     The Company is also involved in other legal proceedings and claims arising in the ordinary course of business. The Company believes that the outcome of all current litigation will not have a material adverse effect on its business, financial condition, cash flows or results of operations.

7. Stock Option Plans

     The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     As of December 31, 2002, the total number of shares of common stock reserved for issuance under the existing stock option plans was 7,444,460 and the total number of options available for grant was 1,546,611. Under the plans, non-statutory or incentive stock options may be granted to key employees and individuals who provide services to the Company. The plan specifies that no options shall be exercisable prior to 12 months from the date of grant and all options expire ten years from the date of grant. Options generally vest over 4 years.

     The following is a summary of changes in options outstanding pursuant to the plans for the years ended December 31:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding — beginning of year	6,502,035	$7.43	5,591,196	$8.97	6,395,910	$5.62
Granted	1,032,850	4.12	2,022,550	3.95	2,022,600	15.04
Exercised	(860,153)	5.38	(177,342)	5.83	(2,419,522)	5.34
Forfeited and expired	(776,883)	8.12	(934,369)	9.52	(407,792)	7.88

Outstanding — end of year	5,897,849	$7.06	6,502,035	$7.43	5,591,196	$8.97

Exercisable at end of year	3,785,738	$7.78	3,513,029	$7.50	2,229,688	$5.57
Weighted-average fair value of options granted during the year	$2.76		$2.55		$8.64

     The following table summarizes information about stock options outstanding at December 31, 2002:

	Outstanding			Exercisable

		Weighted Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 3.30 to $ 4.94	2,444,939	8.1	$3.78	786,089	$3.74
5.04 to 7.17	2,141,577	5.3	5.95	2,019,193	5.93
7.88 to 10.81	252,902	6.2	10.44	217,397	10.47
15.97 to 16.94	1,058,431	6.5	16.06	763,059	16.07

     The weighted average remaining contractual life of stock options outstanding at December 31, 2002, 2001, and 2000 were 6.7 years, 7.0 years and 7.8 years, respectively.

     Pro forma information regarding net income (loss) and income (loss) per share is required by SFAS 123, as amended, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001, and 2000: risk free interest rate of 2.81% for 2002, 4.0% for 2001 and 6.1% for 2000 dividend yield of 0% for 2002, 2001, and 2000; volatility factor of the expected market price of the Company’s common stock of 0.91 for 2002, 0.87 for 2001 and 0.70 for 2000; and a weighted-average life of the option of 4.0 years for 2002, 2001, and 2000.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     See Note 1 for the Company’s accounting policy for its Employee Stock-Based Plans, as well as the effect on net income (loss) and income (loss) per share, had expense for the Employee Stock-Based Plans been recorded based on the fair value method under SFAS 123, as amended.

8. Discontinued operations

     The revenues and loss from discontinued operations for the years ended December 31, 2002, 2001 and 2000 related to the disposal of Spectria are as follows:

(in thousands)

	Years Ended December 31,

	2002	2001	2000

Revenues	$3,204	$14,364	$18,861

Loss from discontinued operations:
Loss from operations	$(2,039)	$(6,778)	$(2,775)
Write-off of goodwill	(12,840)	—	—
Provision for loss on disposition	(2,348)	—	—

	(17,227)	(6,778)	(2,775)
Benefit for income taxes	2,580	1,529	976

Loss from discontinued operations	$(14,647)	$(5,249)	$(1,799)

     The assets and liabilities of Spectria at December 31, 2002 and 2001 consisted of the following:

(in thousands)

	December 31, 2002	December 31, 2001

Cash and accounts receivable	$98	$2,576
Prepaid expenses and other assets	40	384
Property, plant and equipment	—	652
Goodwill	—	12,840

Total assets of discontinued operations	$138	$16,452

Accounts payable and other liabilities	$1,156	$1,371
Accrued payroll and related expenses	2	598
Accrued restructuring costs	—	412

Total liabilities of discontinued operations	$1,158	$2,381

     Effective January 1, 2002, the Company adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards.

9. Restructuring

     In the third quarter of 2001, the Company restructured and consolidated its Digital Rights Management and iVEA operations (eSecurity Products), resulting in a net staff reduction of 97 employees across all employee groups, primarily in the U.S. and recorded restructuring charges of $5.8 million.

     The following table summarizes the Company’s restructuring costs and activities from continuing operations in the restructuring reserves:

(in thousands)

	Facilities
	and
	Equipment	Severance	Total

Charged to costs and expenses at September 30, 2001	$4,699	$1,131	$5,830
Cash payments	(538)	(931)	(1,469)

Restructuring balance, December 31, 2001	4,161	200	4,361
Cash payments	(1,348)	(200)	(1,548)

Restructuring balance, December 31, 2002	$2,813	$—	$2,813

10. Income Taxes

     The income tax expense (benefit) included in the Consolidated Statements of Operations consists of the following:

(in thousands)

	Years Ended December 31,

	2002	2001	2000

Current:
Federal	$(5,642)	$1,733	$5,498
State	100	(4)	2,988
Foreign	953	582	1,305

Total current	(4,589)	2,311	9,791
Deferred:
Federal	13,543	(11,591)	(385)
State	2,779	(1,587)	(1,563)
Foreign	—	—	—

Total deferred	16,322	(13,178)	(1,948)

Total income tax expense (benefit)	$11,733	$(10,867)	$7,843

     The income tax expense (benefit) applicable to continuing operations and discontinued operations is as follows:

(in thousands)

		Years Ended December 31,
	2002	2001	2000

Provision (benefit) for income taxes from continuing operations:
Current	$(2,232)	$2,311	$10,725
Deferred	16,545	(11,649)	(1,906)

Total provision (benefit) for income taxes from continuing operations	14,313	(9,338)	8,819
Benefit for income taxes from discontinued operations:
Current	(2,357)	—	(934)
Deferred	(223)	(1,529)	(42)

Total benefit for income taxes from discontinued operations	(2,580)	(1,529)	(976)

Total income tax expense (benefit)	$11,733	$(10,867)	$7,843

     A reconciliation of the U.S. statutory federal income tax expense (benefit) to income tax expense (benefit) on income (loss) from continuing operations is as follows:

(in thousands)

	Years Ended December 31,

	2002	2001	2000

Statutory federal income tax expense (benefit)	$(3,054)	$(9,662)	$8,772
State taxes, net of federal benefit	2,173	(919)	969
Non-deductible amortization of goodwill	—	778	376
Non-deductible subsidiary loss	—	—	132
Effect of foreign operations, net	3,486	668	(694)
Federal valuation allowance	11,686	—	(517)
Research and experimentation credit	—	(245)	(60)
Municipal interest	(2)	(13)	(18)
Other, net	24	55	(141)

	$14,313	$(9,338)	$8,819

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company’s deferred tax assets and liabilities are as follows:

(in thousands)

	December 31,

	2002	2001

Deferred tax assets:
Accruals and reserves not currently tax deductible	$4,880	$4,360
Restructuring costs	1,925	3,130
Contract revenue recognized for tax reporting purposes	201	1,546
Foreign tax loss carryforwards	505	505
Tax credit carryforward	1,135	1,625
Capital loss carryforward	383	372
Net operating loss carryforward	1,729	5,760
Cumulative translation adjustment	—	686
Book/tax basis difference in Wyatt River assets	1,826	1,556
Amortization of intangibles	656	—
Unrealized losses	308	—
Contribution carryforward	169	154

Total deferred tax assets	13,717	19,694
Deferred tax liabilities:
Accruals without tax effect	(189)	(189)
Tax depreciation	(885)	(750)
Cumulative translation adjustment	(859)	—
State taxes	—	(972)
Amortization of intangibles	—	(1,461)

Total deferred tax liabilities	(1,933)	(3,372)

Net deferred tax assets before valuation allowance	11,784	16,322
Valuation allowance	(11,784)	—

Net deferred tax asset	$—	$16,322

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the cumulative losses sustained, the Company recorded a valuation reserve against all its net federal and state deferred tax assets.

     If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for primarily as a reduction of income tax expense.

     At December 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $0.8 million and $21.2 million, respectively, which will begin to expire in 2020 and 2004, respectively. In addition, the Company is successor to net operating loss carryforwards of approximately $4.9 million from the acquisition of Wyatt River Software, Inc., which are subject to the change of ownership provisions and are limited to approximately $0.2 million per year.

     At December 31, 2002, the Company had a federal research and development credit carryforwards of approximately $0.5 million, which will begin to expire in 2018 and $0.2 million of state research and development credit carryforwards which will carryforward indefinitely.

     Utilization of the federal net operating loss and research and development credit carryforwards could be limited in future years, if the Company were to experience a greater than 50 percent change in ownership within a 3-year period as defined in sections 382 and 383 of the United States Internal Revenue Code of 1986.

     On September 11, 2002, the Governor of California signed into law new tax legislation that suspends the use of net operating loss carryforwards into tax years beginning on or after January 1, 2002 and 2003. Should the Company have taxable income for the year ending December 31, 2003, it may not look to California net operating losses generated in prior tax years to offset taxable income. This suspension will not apply to tax years beginning on or after 2004.

     The Company has not provided for U.S. taxes or foreign withholding taxes on approximately $ 14.6 million of undistributed earnings from non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If these earnings were distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

     United States and foreign earnings before income taxes applicable to continuing operations are as follows::

(in thousands)

	Years Ended December 31,

	2002	2001	2000

United States	$(7,677)	$(24,994)	$19,602
Foreign	(1,037)	(2,612)	5,462

	$(8,714)	$(27,606)	$25,064

     The Company realized tax benefits of $0.3 million, $0.2 million, and $13.1 million in 2002, 2001 and 2000, respectively, from the exercise of non-qualified stock options and disqualifying disposition of incentive stock options.

11. Benefit Plans

     At December 31, 2002, the Company sponsored two tax deferred defined contribution plans for all eligible US employees. Under both plans, the employer matches certain employee contributions. During the years ended December 31, 2002, 2001 and 2000, Company contributions under both Plans totaled approximately $0.5 million, $0.6 million, and $0.6 million, respectively.

12. Industry Segments

     The Company has two business segments comprising continuing operations. The first segment is the development and sale of devices which protect data and software from unauthorized use, products that provide access control to computer networks, Internet Websites and virtual private networks and products which accelerate performance of security servers and network equipment (eSecurity Products). The second segment is the development and sale of information security products to provide privacy and security for voice communication and data transmission (Secure Communications Products). All intercompany transactions are accounted for on the same basis as those with third-parties.

     In June 2002, the Company announced that its Spectria segment had experienced rapidly deteriorating business prospects due to a severe decline in IT services infrastructure spending. Consequently, the Company discontinued the operations of Spectria and closed its facility in Long Beach, California. Spectria’s results of operations are included in the loss from discontinued operations in the consolidated statements of operations for the three years ended December 31, 2002, 2001 and 2000.

     A summary of the Company’s operations by industry segment follows:

(in thousands)

	Year Ended December 31, 2002

		Secure	Discontinued
	eSecurity	Communications	Operations	Elimination	Consolidated

Revenues:
External customers	$48,818	$77,234	$—	$—	$126,052
Intersegment	29	19	—	(48)	—
Operating income (loss)	(20,937)	12,799	—	—	(8,138)
Interest expense	79	38	—	—	117
Interest income	428	11	—	—	439
Income tax provision	7,935	6,378	—	—	14,313
Capital expenditures	948	878	—	—	1,826
Identifiable assets	137,354	63,554	138	(89,457)	111,589
Significant non-cash items:
Changes in deferred taxes	16,322	—	—	—	16,322
Provision for excess and obsolete inventory	9,046	1,068	—	—	10,114
Write-off of capitalized and developed software	5,667	—	—	—	5,667
Depreciation and amortization	4,834	3,134	177	—	8,145
Foreign currency transaction loss	609	—	—	—	609
Write-off of goodwill	—	—	12,840	—	12,840
Provision for impairment of assets on discontinued operations	—	—	2,348	—	2,348

	Year Ended December 31, 2001

		Secure	Discontinued
	eSecurity	Communications	Operations	Elimination	Consolidated

Revenues:
External customers	$56,388	$66,509	$—	$—	$122,897
Intersegment	—	282	—	(282)	—
Operating income (loss)	(35,833)	10,900	—	—	(24,933)
Interest expense	120	—	—	—	120
Interest income	440	139	—	—	579
Income tax provision (benefit)	(14,635)	5,297	—	—	(9,338)
Capital expenditures	3,272	1,566	33	—	4,871
Identifiable assets	153,382	58,292	35,908	(101,617)	145,965
Significant non-cash items:
Changes in deferred taxes	(13,178)	—	—	—	(13,178)
Provision for excess and obsolete inventory	6,714	—	—	—	6,714
Warranty provision	2,213	267	—	—	2,480
Provision for doubtful accounts receivables	1,598	346	40	—	1,984
Write-off of capitalized and developed software	2,392	—	—	—	2,392
Unrealized loss on marketable trading securities	3,546	—	—	—	3,546
Depreciation and amortization	7,634	2,618	2,598	—	12,850
Restructuring costs	4,361	—	412	—	4,773
Write-off of Goodwill	—	—	2,539	—	2,539
Asset impairment charge	1,491	—	—	—	1,491
Write-off of long-term investment	—	—	1,206	—	1,206
Foreign currency transaction gain	(765)	—	—	—	(765)

	Year Ended December 31, 2000

		Secure	Discontinued
	eSecurity	Communications	Operations	Elimination	Consolidated

Revenues:
External customers	$89,031	$55,392	$—	$—	$144,423
Intersegment	—	2,059	—	(2,059)	—
Operating income (loss)	9,601	12,243	—	—	21,844
Interest expense	128	—	—	—	128
Interest income	744	146	—	—	890
Income tax provision	3,861	4,958	—	—	8,819
Capital expenditures	3,547	541	807	—	4,895
Identifiable assets	223,708	43,945	44,107	(140,551)	171,209
Significant non-cash items:
Changes in deferred taxes	(1,948)	—	—	—	(1,948)
Provision for doubtful accounts receivables	785	—	293	—	1,078
Unrealized gain on marketable trading securities	2,881	—	—	—	2,881
Depreciation and amortization	5,074	1,835	2,148	—	9,057
Asset impairment charge	2,173	—	—	—	2,173

     A summary of the Company’s continuing operations and financial position information by geographic area follows:

	For the Year Ended December 31, 2002(1)(3)

	United			United
	States	Netherlands	France	Kingdom	Europe	China	Japan	Asia-Pacific	Elimination	Consolidated

Sales to unaffiliated customers	$102,423	$4,972	$3,135	$3,060	$1,666	$3,753	$3,599	$3,444	$—	$126,052
Transfers between geographic areas	4,717	5,956	241	—	—	417	—	13	(11,344)	—

Revenues	$107,140	$10,928	$3,376	$3,060	$1,666	$4,170	$3,599	$3,457	$(11,344)	$126,052

Operating income (loss)	$(6,554)	$1,849	$(930)	$(1,617)	$(1,096)	$610	$795	$(955)	$(240)	$(8,138)
Long-lived assets	57,625	20,494	4,442	1,052	18,063	791	86	506	(78,559)	24,500
Net assets	76,473	22,958	7,669	3,350	22,914	1,693	2,095	732	(55,504)	82,380

	For the Year Ended December 31, 2001(2)(3)

	United			United
	States	Netherlands	France	Kingdom	Europe	China	Japan	Asia-Pacific	Elimination	Consolidated

Sales to unaffiliated customers	$98,918	$7,532	$3,653	$3,563	$2,213	$3,422	$1,378	$2,218	$—	$122,897
Transfers between geographic areas	11,943	6,419	324	—	—	398	—	—	(19,084)	—

Revenues	$110,861	$13,951	$3,977	$3,563	$2,213	$3,820	$1,378	$2,218	$(19,084)	$122,897

Operating income (loss)	$(22,364)	$2,350	$(1,836)	$(2,129)	$(1,038)	$529	$571	$6	$(1,022)	$(24,933)
Long-lived assets	78,661	21,353	6,006	1,047	88	878	33	365	(59,669)	48,762
Net assets	116,827	22,710	6,631	3,909	3,989	2,250	2,242	(184)	(41,635)	116,739

	For the Year Ended December 31, 2000(2)(3)

	United			United
	States	Netherlands	France	Kingdom	Europe	China	Japan	Asia-Pacific	Elimination	Consolidated

Sales to unaffiliated customers	$111,523	$13,521	$3,697	$4,736	$6,223	$2,616	$—	$2,107	$—	$144,423
Transfers between geographic areas	6,662	9,515	457	—	—	365	—	—	(16,999)	—

Revenues	$118,185	$23,036	$4,154	$4,736	$6,223	$2,981	$—	$2,107	$(16,999)	$144,423

Operating income (loss)	$12,421	$12,082	$(1,926)	$(412)	$(576)	$300	$—	$(47)	$2	$21,844
Long-lived assets	92,755	18,016	7,171	1,044	493	206	—	125	(62,085)	57,725
Net assets	137,531	27,423	7,046	4,566	917	1,158	—	(239)	(38,654)	139,748

(1)	Geographic information for Europe encompasses the Company’s operations in Germany while Asia-Pacific encompasses the Company’s operations in Taiwan, Australia and India.

(2)	Geographic information for Europe encompasses the Company’s operations in Germany and Russia while Asia-Pacific encompasses the Company’s operations in Taiwan, Australia and India.

(3)	Geographic information for United States for Long-Lived Assets and Net Assets include discontinued operations relating to Spectria.

     In determining operating income for each geographic area, sales and purchases between geographic areas have been accounted for on the basis of internal transfer prices set by the Company. Identifiable assets are those tangible and intangible assets used in operations in each geographic area.

     13.     Supplementary Quarterly Consolidated Financial Data (unaudited)

                (in thousands)

     In the second quarter of 2002, the Company discontinued the operations of Spectria and closed its facility in Long Beach, California (see Note 8). Spectria’s results of operations are included in the loss from discontinued operations in the accompanying consolidated statements of operations. All prior quarters reflected have been adjusted to conform to the 2002 presentation.

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

Net sales, as previously reported:
eSecurity Products	$12,053	$12,280	$11,417	$13,068
Secure Communications Products	19,132	18,700	18,926	20,476
Spectria	1,835	—	—	—

	33,020	30,980	30,343	33,544
Discontinued operations	(1,835)	—	—	—

Net sales from continuing operations	$31,185	$30,980	$30,343	$33,544

Gross profit, as previously reported:
eSecurity Products	$5,916	$(6,945)	$7,440	$8,985
Secure Communications Products	3,989	3,593	5,049	6,238
Spectria	501	—	—	—

	10,406	(3,352)	12,489	15,223
Discontinued operations	(501)	—	—	—

Total gross profit from continuing operations	$9,905	$(3,352)	$12,489	$15,223

Income (loss) from continuing operations	$1,274	$(28,959)	$2,455	$2,203
Income (loss) from discontinued operations	(705)	(15,963)	(639)	2,660

Net income (loss)	$569	$(44,922)	$1,816	$4,863

Basic income (loss) per share:
Continuing operations	$0.05	$(1.09)	$0.09	$0.08
Discontinued operations	(0.03)	(0.60)	(0.02)	0.11

Net income (loss)	$0.02	$(1.69)	$0.07	$0.19

Diluted income (loss) per share:
Continuing operations	$0.05	$(1.09)	$0.09	$0.08
Discontinued operations	(0.03)	(0.60)	(0.02)	0.10

Net income (loss)	$0.02	$(1.69)	$0.07	$0.18

	March 31,	June 30,	September 30,	December 31,
	2001	2001	2001	2001

Net sales, as previously reported:
eSecurity Products	$17,247	$16,406	$10,305	$12,430
Secure Communications Products	18,648	17,137	14,855	15,869
Spectria	4,305	3,802	2,896	3,361

	40,200	37,345	28,056	31,660
Discontinued operations	(4,305)	(3,802)	(2,896)	(3,361)

Net sales from continuing operations	$35,895	$33,543	$25,160	$28,299

Gross profit, as previously reported:
eSecurity Products	$9,716	$9,101	$(5,787)	$5,337
Secure Communications Products	3,470	4,166	2,963	4,785
Spectria	1,670	1,749	915	1,082

	14,856	15,016	(1,909)	11,204
Discontinued operations	(1,670)	(1,749)	(915)	(1,082)

Total gross profit from continuing operations	$13,186	$13,267	$(2,824)	$10,122

Income (loss) from continuing operations	$(2,285)	$(1,999)	$(16,837)	$2,853
Loss from discontinued operations	(286)	(256)	(3,508)	(1,199)

Net income (loss)	$(2,571)	$(2,255)	$(20,345)	$1,654

Basic income (loss) per share:
Continuing operations	$(0.09)	$(0.08)	$(0.65)	$0.11
Discontinued operations	(0.01)	(0.01)	(0.13)	(0.05)

Net income (loss)	$(0.10)	$(0.09)	$(0.78)	$0.06

Diluted income (loss) per share:
Continuing operations	$(0.09)	$(0.08)	$(0.65)	$0.11
Discontinued operations	(0.01)	(0.01)	(0.13)	(0.05)

Net income (loss)	$(0.10)	$(0.09)	$(0.78)	$0.06

     Net income (loss) per share is computed independently for each of the quarters presented and the summation of quarterly amounts may not equal the total net income (loss) per share reported for the year.

RAINBOW TECHNOLOGIES, INC.
SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2002, 2001, and 2000

	Balance at		Deductions/	Balance at
	Beginning		Recoveries and	End of
Description	of Year	Additions	Write-Offs	Year

(in thousands)
2002
Allowance for doubtful accounts receivable	$1,858	$(323)	$(909)	$626
Excess and obsolete reserve	$6,400	$10,114	$(7,334)	$9,180
2001
Allowance for doubtful accounts receivable	$1,460	$1,984	$(1,586)	$1,858
Excess and obsolete reserve	$777	$6,714	$(1,091)	$6,400
2000
Allowance for doubtful accounts receivable	$579	$1,078	$(197)	$1,460
Excess and obsolete reserve	$185	$637	$(45)	$777

EXHIBIT INDEX

Exhibit
Number	Description

2(i)	Agreement and Plan of Reorganization, dated as of January 26, 1995 among the Company, Rainbow Acquisition Inc., a California corporation and a wholly owned subsidiary of Rainbow, and Mykotronx, Inc., a California corporation (“Mykotronx”) (incorporated by reference to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933, as amended, effective on April 20, 1995, Registration No. 33-89918).
2(ii)	Agreement and Plan of Merger, dated March 6, 1998, by and among the Company, WRS Acquisition Corp, a California corporation and wholly owned subsidiary of the Company, and Wyatt River Software, Inc. (incorporated by reference to Exhibit 2(iii) of the Company’s 1997 Annual Report on Form 10-K under the Securities Exchange Act of 1934 filed in March 1998 (the “1997 10-K”)).
3(i)	Articles of Incorporation of Rainbow, as amended (incorporated by reference to Exhibit 3(a) to Rainbow’s Registration Statement on Form S-18 under the Securities Act of 1933, as amended, filed on July 20, 1987 — File No. 33-15956-LA (the “S-18 Registration Statement”)).
3(ii)	By-Laws of Rainbow (incorporated by reference to Exhibit 3(b) to the S-18 Registration Statement).
4(a)	See Exhibit 3(i).
4(b)	See Exhibit 3(ii).
4(c)	Rights Agreement, dated as of July 29, 1997, between the Company and U.S. Stock Transfer Corporation, as Rights Agent (incorporated by reference to Exhibit 4(c) to the Company’s 1997 10-K).
10(a)	Agreement, dated October 1996, between the Company and National Semiconductor Corporation (incorporated by reference to Exhibit 10(b) of the Company’s 1998 Annual Report on Form 10-K under the Securities Exchange Act of 1934 filed in March, 1999 (the “1998 10-K”)).
10(b)	Agreement, dated December 1998, between the Company and EM Microelectronic — Marin S.A. (incorporated by reference to Exhibit 10(c) of the 1998 10-K).
10(c)	1990 Incentive Stock Option Plan as amended (incorporated by reference to Exhibit 10(j) of the 1991 10-K).
10(d)	Employment Agreement, dated February 16, 1990, between the Company and Walter W. Straub (incorporated by reference to Exhibit 10(j) of the 1989 10-K).
10(e)	Change of Control Agreement, dated February 16, 1990, between the Company and Walter W. Straub (incorporated by reference to Exhibit 10(k) of the 1989 10-K).
10(f)	Employment Agreement, dated January 5, 1995, between the Company and Patrick E. Fevery (incorporated by reference to Exhibit 10(l) of the 1994 10-K).
10(g)	Change of Control Agreement, dated January 5, 1995, between the Company and Patrick E. Fevery (incorporated by reference to Exhibit 10(m) of the 1994 10-K).
10(h)	Agreement for Design and Product Purchase, dated September 4, 1997, between IBM Microelectronics and Rainbow Technologies, Inc. and Mykotronx, Inc. (incorporated by reference to Exhibit 10(w) of the 1998 10-K).
10(i)	Lease for premises at 371 Van Ness Way, Torrance, California, dated October 2, 1997, between Surf Management Associates, a California limited partnership, and Mykotronx, Inc., a California Corporation (incorporated by reference to Exhibit 10(x) of the 1999 Form 10-K).
10(j)	Lease for premises at 111 West Ocean Boulevard, Long Beach, California, between Stevens Creek Associates, a California general partnership, and the Company (incorporated by reference to Exhibit 10(y) of the 1999 Form 10-K).
10(k)	Lease for premises at 8 Hughes, Irvine, California, between Alton Irvine Partners, LLC, a California limited liability company, and the Company (incorporated by reference to Exhibit 10(z) of the 2000 Form 10-K).
10(l)	2000 Incentive Stock Option Plan (incorporated by reference to Rainbow’s Registration Statement on Form S-8 filed under the Securities Act of 1933).
10(m)	2001 Nonstatutory Stock Option Plan (incorporated by reference to Rainbow’s Registration Statement on Form S-8 filed under Securities Act of 1933).
10(n)	Lease for premises at 50 Technology Drive, Irvine, California, dated April 14, 2000, between The Irvine Company, a California Corporation, and the Company (incorporated by reference to Exhibit 10(o) of the September 2002 10-Q).
10(o)	Leases for premises at 357 and 359 Van Ness Way, Torrance, California, dated May 1, 2002, between Surf Management Associates, a California limited partnership, and Mykotronx, Inc., a California Corporation.

Exhibit
Number	Description

10(p)	Employment Agreement, dated April 1, 2000, between the Company and Cheryl Baffa.
10(q)	Change of Control Agreement, dated April 1, 2000, between the Company and Cheryl Baffa.
10(r)	Employment Agreement, dated April 1, 2000, between the Company and James Kopycki.
10(s)	Change of Control Agreement, dated April 1, 2000, between the Company and James Kopycki.
10(t)	Consultant Agreement, dated January 1, 2000, between the Company and Abbott Investments.
21	List of Rainbow’s wholly-owned subsidiaries.
23	Consent of Independent Auditors.
99(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Walter W. Straub, President, Chief Executive Officer and Chairman of the Board and Patrick E. Fevery, Vice President and Chief Financial Officer.