Form 10-Q
period 2003-03-31
RAINBOW TECHNOLOGIES INC
filed 2003-05-14
CIK 819706

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACTS OF 1934

For the Quarter ended MARCH 31, 2003	Commission file number: 0-16641

RAINBOW TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	95-3745398
(State of incorporation)	(I.R.S. Employer Identification No.)

50 TECHNOLOGY DRIVE, IRVINE, CALIFORNIA (Address of principal executive offices)	92618 (Zip Code)

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

Yes [X] No [   ]

The number of shares of common stock, $.001 par value, outstanding as of May 1, 2003 was 26,845,979.

RAINBOW TECHNOLOGIES, INC.

Page

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets at March 31, 2003 (unaudited) and December 31, 2002	4
Condensed Consolidated Statements of Income (unaudited) for the three months ended March 31, 2003 and 2002	5
Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2003 and 2002	6
Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2003 and 2002	7
Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Not applicable
Item 4. Controls and Procedures	15
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	15
Item 2 to 5 - Not applicable
Item 6. Exhibits and reports on Form 8-K	15
SIGNATURES	17
CERTIFICATIONS	18

INTRODUCTORY NOTE

     The Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified by the context of the statement which may include words such as the Company “believes,” “anticipates,” “expects,” “forecasts,” “estimates,” or other words of similar meaning and context. Similarly, statements that describe future plans, objectives, outlooks, targets, models or goals are also deemed forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those forecasted or anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements and elsewhere in this report, including Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Stakeholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements or construe such statements to be a representation by the Company that the objectives or plans of the Company will be achieved. The forward-looking statements included in this report are made only as of the date of this report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

RAINBOW TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2003	December 31, 2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,074	$50,922
Marketable available-for-sale and trading securities	794	301
Accounts receivable, net of allowance for doubtful accounts of $584 and $626 in 2003 and 2002, respectively	20,773	19,221
Inventories	7,452	9,308
Income tax receivable	5,973	5,572
Prepaid expenses and other current assets	1,968	1,765

Total current assets	88,034	87,089
Property, plant and equipment, at cost:
Equipment	22,495	21,981
Buildings	8,006	7,769
Furniture	2,952	2,909
Leasehold improvements	3,001	2,889

	36,454	35,548
Less accumulated depreciation and amortization	22,688	21,628

Net property, plant and equipment	13,766	13,920
Software development costs, net of accumulated amortization of $8,638 and $8,156 in 2003 and 2002, respectively	3,571	3,775
Product licenses, net of accumulated amortization of $6,013 and $5,567 in 2003 and 2002, respectively	3,330	3,726
Goodwill	1,953	1,898
Other assets	1,090	1,181

Total Assets	$111,744	$111,589

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,938	$8,138
Accrued payroll and related expenses	3,861	6,602
Warranty reserve	1,992	1,844
Income taxes payable	2,122	1,442
Other accrued liabilities	5,183	6,908

Total current liabilities	19,096	24,934
Long-term accrued restructuring costs	2,248	2,349
Other liabilities	1,556	1,926
Commitments and contingencies
Shareholders’ equity:
Common stock, $.001 par value, 55,000,000 shares authorized, 26,698,074 and 26,268,936 shares issued and outstanding in 2003 and 2002, respectively	27	26
Additional paid-in capital	60,463	58,313
Accumulated other comprehensive income	1,692	348
Retained earnings	26,662	23,693

Total shareholders’ equity	88,844	82,380

Total Liabilities and Shareholders’ Equity	$111,744	$111,589

See accompanying notes.

RAINBOW TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months Ended

	March 31, 2003	March 31, 2002

	(unaudited)
Revenues:
eSecurity Products	$13,257	$12,053
Secure Communications Products	20,612	19,132

Total revenues	33,869	31,185
Operating expenses:
Cost of eSecurity Products	4,981	6,137
Cost of Secure Communications Products	15,595	15,143
Selling, general and administrative	7,718	6,691
Research and development	1,736	1,849

Total operating expenses	30,030	29,820

Operating income	3,839	1,365
Loss on marketable securities	(836)	(31)
Other income, net	592	289

Income from continuing operations before income taxes	3,595	1,623
Provision for income taxes	(540)	(349)

Income from continuing operations	3,055	1,274
Loss from discontinued operations, net of applicable taxes	(86)	(705)

Net income	$2,969	$569

Basic income (loss) per share:
Continuing operations	$0.11	$0.05
Discontinued operations	—	(0.03)

Net income	$0.11	$0.02

Diluted income (loss) per share:
Continuing operations	$0.11	$0.05
Discontinued operations	—	(0.03)

Net income	$0.11	$0.02

Weighted average shares:
Basic	26,460	26,405

Diluted	27,735	27,998

See accompanying notes.

RAINBOW TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended

	March 31, 2003	March 31, 2002

	(unaudited)
Net income	$2,969	$569
Other comprehensive income (loss):
Foreign currency translation adjustment	564	(524)
Unrealized gain (loss) on securities	1,017	(37)

Other comprehensive income (loss), before income taxes	1,581	(561)
Benefit (provision) for income taxes related to other comprehensive income (loss)	(237)	213

Other comprehensive income (loss), net of taxes	1,344	(348)

Comprehensive income	$4,313	$221

See accompanying notes.

RAINBOW TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended

	March 31, 2003	March 31, 2002

	(unaudited)
Cash flows from operating activities:
Net income	$2,969	$569
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization	837	1,320
Depreciation	943	960
Provision (benefit) for doubtful accounts	(4)	(672)
Loss on marketable securities	836	31
Provision for excess and obsolete inventory	131	1,248
Warranty provision (benefit)	333	(338)
Write-off of capitalized and developed software	—	394
Tax benefit of exercise of common stock options	—	695
Change in deferred income taxes	—	(1,077)
Other	47	44
Changes in operating assets and liabilities:
Accounts receivable	(1,629)	2,173
Inventories	1,739	(14)
Prepaid expenses and other current assets	(229)	341
Accounts payable	(2,279)	(1,756)
Accrued liabilities	(5,166)	(911)
Income taxes	267	318

Net cash provided by (used in) operating activities	(1,205)	3,325
Cash flows from investing activities:
Capitalized software development costs	(137)	(69)
Purchases of property, plant and equipment	(638)	(357)
Purchases of marketable securities	(489)	—
Other	74	509

Net cash provided by (used in) investing activities	(1,190)	83
Cash flows from financing activities:
Exercise of common stock options	2,151	2,198
Other	(64)	(51)

Net cash provided by financing activities	2,087	2,147
Effect of exchange rate changes on cash	460	(50)

Net increase in cash and cash equivalents	152	5,505
Cash and cash equivalents at beginning of period	50,922	28,778

Cash and cash equivalents at end of period	$51,074	$34,283

See accompanying notes.

RAINBOW TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(unaudited)

1.     Description of the Company and Summary of Significant Accounting Policies

The Company

Rainbow Technologies, Inc. (the Company) develops, manufactures, programs and markets software and internet security products which prevent the unauthorized use of intellectual property, including software programs, provides privacy and security for network communications and develops and manufactures secure communication products for high assurance satellite communications and voice and data links.

Basis of Consolidation

The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position at March 31, 2003 and results of operations for the three months ended March 31, 2003 and 2002. The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the Company’s December 31, 2002 Annual Report on Form 10-K. Results of operations for the three months ended March 31, 2003 are not necessarily indicative of results to be expected for the full year.

The Company has subsidiaries in the United Kingdom, Germany, France, Netherlands, India, Australia, China, Taiwan, Japan and Hong Kong. Excluding Hong Kong, the Company utilizes the currencies of the countries where its foreign subsidiaries operate as the functional currency. Balance sheet accounts denominated in foreign currencies are translated at exchange rates as of the date of the balance sheet and income statement accounts are translated at average exchange rates for the period. Translation gains and losses are accumulated as a separate component of Accumulated Other Comprehensive Income within Shareholders’ Equity. The Company has adopted local currencies as the functional currencies for these subsidiaries because their principal economic activities are most closely tied to the respective local currencies. For its Hong Kong subsidiary, the Company utilizes the U.S. dollar as the functional currency as the majority of its transactions are in U.S. dollars.

Basis of Presentation

In the second quarter of 2002, the Company announced that its Spectria segment had experienced rapidly deteriorating business prospects due to a severe decline in IT services infrastructure spending. Consequently, the Company discontinued Spectria and closed its facility in Long Beach, California. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Spectria’s results of operations are included in the loss from discontinued operations in the consolidated statements of income for the quarters ended March 31, 2003 and 2002 (see Note 11). Certain amounts previously reported have been reclassified to conform with the 2003 presentation. Unless otherwise indicated, the Notes to Consolidated Financial Statements relate to continuing operations.

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

Marketable Securities

All investment securities are considered to be either trading or available-for-sale. Management determines the classification of its investments in marketable securities at the time of purchase and re-evaluates its appropriateness at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and carried at fair value with the unrealized holding gains and losses included in earnings.

Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of Accumulated Other Comprehensive Income within Shareholders’ Equity.

2.     Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share for the three months ended March 31, 2003 and 2002 assumes the conversion of stock options of 1,275,000 and 1,593,000, respectively.

3.     Stock Option Plans

The Company follows the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as amended, and, accordingly, accounts for its stock-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

For purposes of pro forma disclosures, the following table illustrates the effect on net income and income per share, had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS 123:

(in thousands, except per share amounts)

	Three Months Ended

	March 31, 2003	March 31, 2002

Net income, as reported	$2,969	$569
Deduct: total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,450)	(1,871)

Net income (loss), as adjusted	$1,519	$(1,302)

Basic income (loss) per share:
As reported	$0.11	$0.02
As adjusted	$0.06	$(0.05)
Diluted income (loss) per share:
As reported	$0.11	$0.02
As adjusted	$0.05	$(0.05)

4.     Government Contracts

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

Inventories, other than inventoried costs relating to long-term contracts, are stated at the lower of cost (first-in, first-out basis) or market.

Inventories consist of the following:

(in thousands)

	March 31, 2003	December 31, 2002

Raw materials	$7,447	$8,095
Work in process	1,443	1,662
Finished goods	3,533	3,573
Inventoried costs relating to long-term contracts, net of amounts attributed to revenues recognized to date	3,896	5,158
Reserve for excess and obsolete inventory	(8,867)	(9,180)

	$7,452	$9,308

6.     Income taxes

The effective tax rates for the three months ended March 31, 2003 and 2002 were 15% and 22%, respectively. The reduction in the effective rate was due primarily to the use of the Company's federal valuation allowance which reduced income tax expense for the quarter ended March 31, 2003.

7.     Warranty

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

The following details the Company’s warranty reserve:
(in thousands)

Changes in
	Additions		Estimate
Balance at	Charged to Costs		Charged to Costs	Balance at
December 31, 2002	and Expenses	Payments	and Expenses	March 31, 2003

$1,844	$225	$(186)	$109	$1,992

8.     Industry segments

The Company has two business segments comprising continuing operations. The first segment focuses on commercial security products, including solutions for reliable identity, secure internet and wireless transaction acceleration, licensing solutions for software publishers and easy to deploy Web security solutions (eSecurity segment). The second segment provides products and services for enterprise, government and defense applications for products providing security for classified information, for products providing personal identity authentification for government and defense applications, and custom design services for enterprises, government and defense applications requiring either extraordinary performance and/or security (Secure Communications segment). The identifiable assets, after applicable eliminations, for each segment as of March 31, 2003 were $92.0 million and $19.7 million, respectively, compared with $90.7 million and $20.9 million as of December 31, 2002. Operating income (loss) for each segment for the quarter ended March 31, 2003 was $52,000 and $3.8 million, respectively, compared with ($2.0) million and $3.4 million for the quarter ended March 31, 2002.

There were no intercompany revenues for the three months ended March 31, 2003 while intercompany revenues for the three months ended March 31, 2002 were $2,000. Intercompany revenues are generated by the Secure Communications segment.

9.     Legal proceedings

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

10.     Restructuring

In the third quarter of 2001, the Company restructured and consolidated its Digital Rights Management and iVEA operations (eSecurity segment), resulting in a net staff reduction of 97 employees across all employee groups, primarily in the U.S. and recorded restructuring charges of $5.8 million.

The following table summarizes the Company’s restructuring costs and activities in the restructuring reserves:

(in thousands)

	Facilities
	and
	Equipment	Severance	Total

Charged to costs and expenses at September 30, 2001	$4,699	$1,131	$5,830
Cash payments	(538)	(931)	(1,469)

Restructuring balance, December 31, 2001	4,161	200	4,361
Cash payments	(1,348)	(200)	(1,548)

Restructuring balance, December 31, 2002	2,813	—	2,813
Cash payments	(150)	—	(150)

Restructuring balance, March 31, 2003	$2,663	$—	$2,663

The current portion of the restructuring reserve of $0.4 million relating to office space reduction is recorded in other accrued liabilities while the long-term portion of the reserve of $2.3 million is shown separately as long-term accrued restructuring costs.

11.     Discontinued operations

The revenues and loss from discontinued operations for the quarters ended March 31, 2003 and 2002 related to the disposal of Spectria are as follows:

(in thousands)

	Three Months Ended

	March 31, 2003	March 31, 2002

Revenues	$19	$1,836
Loss from discontinued operations	$(86)	$(705)

The assets and liabilities of Spectria at March 31, 2003 and December 31, 2002 consisted of the following:

(in thousands)

	March 31, 2003	December 31, 2002

Cash and accounts receivable	$103	$98
Prepaid expenses and other assets	40	40

Total assets of discontinued operations	$143	$138

Accounts payable and other liabilities	$949	$1,156
Accrued payroll and related expenses	—	2

Total liabilities of discontinued operations	$949	$1,158

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors, which have affected the consolidated results of operations, and the consolidated financial position of the Company during the periods included in the accompanying condensed consolidated financial statements. This discussion should be read in conjunction with the related condensed consolidated financial statements and accompanying notes.

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

Inventory

The Company is required to state its inventories at the lower of cost or market. In assessing the ultimate realization of inventories, the Company is required to exercise judgment in its assessment of future demand requirements and compare that with the current or committed inventory levels. The Company has recorded charges for required reserves in prior periods and it is possible that changes in required inventory reserves may continue to occur in the future due to market conditions.

Deferred Taxes

The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including reversals of existing deferred tax liabilities, estimated future taxable income, prudent and feasible tax planning strategies, and recent financial performance. As a result of recent cumulative losses and the full utilization of the Company’s loss carryback potential, the Company had concluded that a full valuation allowance against its net deferred tax assets at December 31, 2002 was appropriate. For the quarter ended March 31, 2003, the Company realized certain deferred tax assets which resulted in a reduction in the Company’s valuation allowance and the effective tax rate for the quarter.

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

RESULTS OF OPERATIONS

(in thousands)

	Three Months Ended

	March 31, 2003	March 31, 2002

	(unaudited)
Revenues
eSecurity	$13,257	$12,053
Secure Communications	20,612	19,132

Total revenues	$33,869	$31,185

Operating Income (Loss)
eSecurity	$52	$(2,020)
Secure Communications	3,787	3,385

Total operating income	$3,839	$1,365

REVENUES

On a consolidated basis, revenues from continuing operations for the three months ended March 31, 2003 increased by 9% to $33.9 million from the same period in the prior year. The increase was due to higher revenues in both eSecurity and Secure Communications segments. Revenues from international markets for the three months ended March 31, 2003 increased 36% to $7.1 million from the same period in the prior year. The increase in revenues from international markets was primarily due to increase in revenues in both Asia Pacific and Europe. Revenues from domestic markets also increased by 3% to $26.8 million from the same period in the prior year. The increase in domestic revenues was primarily due to a decrease in revenues in North America in the eSecurity segment being offset by an increase in revenues in the Secure Communications segment. The decrease in revenues in eSecurity-North America was primarily due to a decline in OEM markets for Cryptoswift SSL acceleration devices.

eSecurity revenues for the three months ended March 31, 2003 increased by 10% to $13.3 million when compared to the same period in 2002. The increase in revenues was primarily due to increased demand for sentinel software and authentication products.

Secure Communications revenues for the three months ended March 31, 2003 increased by 8% to $20.6 million when compared to the same period in 2002. The increase in revenues was primarily due to continued growth in demand for network link encryptors, voice and data security solutions and high-assurance commercial security products.

GROSS PROFIT

Gross profit from eSecurity products for the three months ended March 31, 2003 increased to 62% of revenues compared to 49% of revenues for the corresponding period in 2002. The gross profit as a percentage of revenues for 2002 was lower primarily due to higher cost of revenues, which included charges of $1.3 million for inventory reserves.

Gross profit from Secure Communications for the three months ended March 31, 2003 increased to 24% of revenues as compared to 21% of revenues for the corresponding period in 2002. The increase in gross profit was primarily due to increased margins on product contracts.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist primarily of personnel-related expenses, sales commissions, promotional activities, and professional fees. Selling, general and administrative expenses from continuing operations for the three months ended March 31, 2003 were $7.7 million or 23% of revenues as compared to $6.7 million or 21% of revenues for the three months ended March 31, 2002. The increase was primarily attributable to additional expenses incurred in connection with the opening of the Company’s new office in Hong Kong and higher legal expenses.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of salaries and other personnel-related expenses, costs related to engineering development tools, and subcontracting costs. Research and development expenses from continuing operations for the three months ended March 31, 2003 were $1.7 million or 5% of revenues, as compared with research and development expenses of $1.9 million or 6% of revenues for the three months ended March 31, 2002. The decrease in research and development expenses was primarily due to a decrease in compensation as a result of the decrease in engineering staff and greater use of research and development resources in India and China.

MARKETABLE SECURITIES

All investment securities are considered to be either trading or available-for-sale and are carried at fair value. At March 31, 2003, it was determined by the Company that certain available-for-sale securities had incurred an other-than-temporary decline in fair value which resulted in realized losses of $0.8 million and were recognized in earnings for the three months ended March 31, 2003. Unrealized gains on the trading securities for the three months ended March 31, 2003 were $15,000 while unrealized losses on the trading securities for the three months ended March 31, 2002 were $31,000 and were recognized in earnings for the three months ended March 31, 2003 and 2002, respectively.

PROVISION FOR INCOME TAXES

The effective tax rates for the three months ended March 31, 2003 and 2002 were 15% and 22%, respectively. The reduction in the effective rate was due primarily to the use of the Company’s federal valuation allowance which reduced income tax expense for the quarter ended March 31, 2003.

RESULTS OF DISCONTINUED OPERATIONS

Discontinued operations for the three months ended March 31, 2003 reported operating results and net losses of $0.1 million as compared with losses of $0.7 million for the corresponding period in 2002 (see Note 11 of Notes to Condensed Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of funds have been from operations and proceeds from exercises of the Company’s common stock options. Net cash used in operating activities for the three months ended March 31, 2003 was $1.2 million while net cash provided by operating activities for the three months ended March 31, 2002 was $3.3 million. Operating activities in 2003 included an increase in accounts receivable of $1.6 million, as a direct result of increase in revenues, and a decrease in operating liabilities of $7.5 million, which was primarily related to a reduction in accounts payable and salaries, wages and bonus accruals. Operating activities in 2002 included a non-cash charge of $1.3 million for provision for excess and obsolete inventory.

Net cash used in investing activities for the three months ended March 31, 2003 was $1.2 million while net cash provided by investing activities for the three months ended March 31, 2002 was $0.1 million. Investing activities in 2003 included $0.5 million of purchases of marketable securities, $0.6 million in capital expenditures and $0.1 million of capitalized software development costs.

Net cash provided by financing activities for the three months ended March 31, 2003 and 2002 were $2.1 million and $2.2 million, respectively. Financing activities in 2003 and 2002 primarily included proceeds from exercises of common stock options.

The Company intends to use its capital resources to expand its product lines and for possible acquisitions of additional products and technologies. The Company has no significant capital commitments or requirements at this time.

At March 31, 2003, the Company’s subsidiaries in the United Kingdom, Germany, France, Netherlands, Switzerland and Japan carry approximately $1.7 million, $0.4 million, $5.2 million, $1.2 million, $3.9 million and $1.3 million, respectively, in interest earning deposits which may result in foreign exchange gains or losses due to the fact that the functional currency in those subsidiaries is not the U.S. dollar.

The Company believes that its current working capital of $68.9 million and anticipated working capital to be generated by future operations will be sufficient to support the Company’s working capital requirements for at least the next twelve months and for the foreseeable future. The foregoing is a forward-looking statement.

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company have concluded, based on their evaluation as of the date within 90 days prior to the date of the filing of this quarterly report on Form 10-Q, the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be filed in this quarterly report have been made known to them, to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description

2(i)	Agreement and Plan of Reorganization, dated as of January 26, 1995 among the Company, Rainbow Acquisition Inc., a California corporation and a wholly owned subsidiary of Rainbow, and Mykotronx, Inc., a California corporation (“Mykotronx”) (incorporated by reference to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933, as amended, effective on April 20, 1995, Registration No. 33-89918).
2(ii)	Agreement and Plan of Merger, dated March 6, 1998, by and among the Company, WRS Acquisition Corp, a California corporation and wholly owned subsidiary of the Company, and Wyatt River Software, Inc. (incorporated by reference to Exhibit 2(iii) of the Company’s 1997 Annual Report on Form 10-K under the Securities Exchange Act of 1934 filed in March 1998 (the “1997 10-K”)).
3(i)	Articles of Incorporation of Rainbow, as amended (incorporated by reference to Exhibit 3(a) to Rainbow’s Registration Statement on Form S-18 under the Securities Act of 1933, as amended, filed on July 20, 1987 — File No. 33-15956-LA (the “S-18 Registration Statement”)).
3(ii)	By-Laws of Rainbow (incorporated by reference to Exhibit 3(b) to the S-18 Registration Statement).
4(a)	See Exhibit 3(i).
4(b)	See Exhibit 3(ii).
4(c)	Rights Agreement, dated as of July 29, 1997, between the Company and U.S. Stock Transfer Corporation, as Rights Agent (incorporated by reference to Exhibit 4(c) to the Company’s 1997 10-K).

Exhibit
Number	Description

10(a)	Agreement, dated October 1996, between the Company and National Semiconductor Corporation (incorporated by reference to Exhibit 10(b) of the Company’s 1998 Annual Report on Form 10-K under the Securities Exchange Act of 1934 filed in March, 1999 (the “1998 10-K”)).
10(b)	Agreement, dated December 1998, between the Company and EM Microelectronic — Marin S.A. (incorporated by reference to Exhibit 10(c) of the 1998 10-K).
10(c)	1990 Incentive Stock Option Plan as amended (incorporated by reference to Exhibit 10(j) of the 1991 10-K).
10(d)	Employment Agreement, dated February 16, 1990, between the Company and Walter W. Straub (incorporated by reference to Exhibit 10(j) of the 1989 10-K).
10(e)	Change of Control Agreement, dated February 16, 1990, between the Company and Walter W. Straub (incorporated by reference to Exhibit 10(k) of the 1989 10-K).
10(f)	Employment Agreement, dated January 5, 1995, between the Company and Patrick E. Fevery (incorporated by reference to Exhibit 10(l) of the 1994 10-K).
10(g)	Change of Control Agreement, dated January 5, 1995, between the Company and Patrick E. Fevery (incorporated by reference to Exhibit 10(m) of the 1994 10-K).
10(h)	Agreement for Design and Product Purchase, dated September 4, 1997, between IBM Microelectronics and Rainbow Technologies, Inc. and Mykotronx, Inc. (incorporated by reference to Exhibit 10(w) of the 1998 10-K).
10(i)	Lease for premises at 371 Van Ness Way, Torrance, California, dated October 2, 1997, between Surf Management Associates, a California limited partnership, and Mykotronx, Inc., a California Corporation (incorporated by reference to Exhibit 10(x) of the 1999 Form 10-K).
10(j)	Lease for premises at 111 West Ocean Boulevard, Long Beach, California, between Stevens Creek Associates, a California general partnership, and the Company (incorporated by reference to Exhibit 10(y) of the 1999 Form 10-K).
10(k)	Lease for premises at 8 Hughes, Irvine, California, between Alton Irvine Partners, LLC, a California limited liability company, and the Company (incorporated by reference to Exhibit 10(z) of the 2000 Form 10-K).
10(l)	2000 Incentive Stock Option Plan (incorporated by reference to Rainbow’s Registration Statement on Form S-8 filed under the Securities Act of 1933).
10(m)	2001 Nonstatutory Stock Option Plan (incorporated by reference to Rainbow’s Registration Statement on Form S-8 filed under Securities Act of 1933).
10(n)	Lease for premises at 50 Technology Drive, Irvine, California, dated April 14, 2000, between The Irvine Company, a California Corporation, and the Company (incorporated by reference to Exhibit 10(o) of the September 2002 10-Q).
10(o)	Leases for premises at 357 and 359 Van Ness Way, Torrance, California, dated May 1, 2002, between Surf Management Associates, a California limited partnership, and Mykotronx, Inc., a California Corporation (incorporated by reference to Exhibit 10(o) of the 2002 Form 10-K).
10(p)	Employment Agreement, dated April 1, 2000, between the Company and Cheryl Baffa (incorporated by reference to Exhibit 10(p) of the 2002 Form 10-K).
10(q)	Change of Control Agreement, dated April 1, 2000, between the Company and Cheryl Baffa (incorporated by reference to Exhibit 10(q) of the 2002 Form 10-K).
10(r)	Employment Agreement, dated April 1, 2000, between the Company and James Kopycki (incorporated by reference to Exhibit 10(r) of the 2002 Form 10-K).
10(s)	Change of Control Agreement, dated April 1, 2000, between the Company and James Kopycki (incorporated by reference to Exhibit 10(s) of the 2002 Form 10-K).
10(t)	Consultant Agreement, dated January 1, 2000, between the Company and Abbott Investments (incorporated by reference to Exhibit 10(t) of the 2002 Form 10-K).
99(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Walter W. Straub, President and Chief Executive Officer and Patrick E. Fevery, Vice President and Chief Financial Officer.

(b)  Reports on Form 8-K

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Dated: May 14, 2003
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:May 14, 2003
RAINBOW TECHNOLOGIES, INC.

	By:	/s/ Walter W. Straub

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

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003
RAINBOW TECHNOLOGIES, INC.

	By:	/s/ Patrick E. Fevery

Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

2(i)	Agreement and Plan of Reorganization, dated as of January 26, 1995 among the Company, Rainbow Acquisition Inc., a California corporation and a wholly owned subsidiary of Rainbow, and Mykotronx, Inc., a California corporation (“Mykotronx”) (incorporated by reference to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933, as amended, effective on April 20, 1995, Registration No. 33-89918).
2(ii)	Agreement and Plan of Merger, dated March 6, 1998, by and among the Company, WRS Acquisition Corp, a California corporation and wholly owned subsidiary of the Company, and Wyatt River Software, Inc. (incorporated by reference to Exhibit 2(iii) of the Company’s 1997 Annual Report on Form 10-K under the Securities Exchange Act of 1934 filed in March 1998 (the “1997 10-K”)).
3(i)	Articles of Incorporation of Rainbow, as amended (incorporated by reference to Exhibit 3(a) to Rainbow’s Registration Statement on Form S-18 under the Securities Act of 1933, as amended, filed on July 20, 1987 - File No. 33-15956-LA (the “S-18 Registration Statement”)).
3(ii)	By-Laws of Rainbow (incorporated by reference to Exhibit 3(b) to the S-18 Registration Statement).
4(a)	See Exhibit 3(i).
4(b)	See Exhibit 3(ii).
4(c)	Rights Agreement, dated as of July 29, 1997, between the Company and U.S. Stock Transfer Corporation, as Rights Agent (incorporated by reference to Exhibit 4(c) to the Company’s 1997 10-K).
10(a)	Agreement, dated October 1996, between the Company and National Semiconductor Corporation (incorporated by reference to Exhibit 10(b) of the Company’s 1998 Annual Report on Form 10-K under the Securities Exchange Act of 1934 filed in March, 1999 (the “1998 10-K”)).
10(b)	Agreement, dated December 1998, between the Company and EM Microelectronic — Marin S.A. (incorporated by reference to Exhibit 10(c) of the 1998 10-K).
10(c)	1990 Incentive Stock Option Plan as amended (incorporated by reference to Exhibit 10(j) of the 1991 10-K).
10(d)	Employment Agreement, dated February 16, 1990, between the Company and Walter W. Straub (incorporated by reference to Exhibit 10(j) of the 1989 10-K).
10(e)	Change of Control Agreement, dated February 16, 1990, between the Company and Walter W. Straub (incorporated by reference to Exhibit 10(k) of the 1989 10-K).
10(f)	Employment Agreement, dated January 5, 1995, between the Company and Patrick E. Fevery (incorporated by reference to Exhibit 10(l) of the 1994 10-K).
10(g)	Change of Control Agreement, dated January 5, 1995, between the Company and Patrick E. Fevery (incorporated by reference to Exhibit 10(m) of the 1994 10-K).
10(h)	Agreement for Design and Product Purchase, dated September 4, 1997, between IBM Microelectronics and Rainbow Technologies, Inc. and Mykotronx, Inc. (incorporated by reference to Exhibit 10(w) of the 1998 10-K).
10(i)	Lease for premises at 371 Van Ness Way, Torrance, California, dated October 2, 1997, between Surf Management Associates, a California limited partnership, and Mykotronx, Inc., a California Corporation (incorporated by reference to Exhibit 10(x) of the 1999 Form 10-K).
10(j)	Lease for premises at 111 West Ocean Boulevard, Long Beach, California, between Stevens Creek Associates, a California general partnership, and the Company (incorporated by reference to Exhibit 10(y) of the 1999 Form 10-K).
10(k)	Lease for premises at 8 Hughes, Irvine, California, between Alton Irvine Partners, LLC, a California limited liability company, and the Company (incorporated by reference to Exhibit 10(z) of the 2000 Form 10-K).
10(l)	2000 Incentive Stock Option Plan (incorporated by reference to Rainbow’s Registration Statement on Form S-8 filed under the Securities Act of 1933).
10(m)	2001 Nonstatutory Stock Option Plan (incorporated by reference to Rainbow’s Registration Statement on Form S-8 filed under Securities Act of 1933).
10(n)	Lease for premises at 50 Technology Drive, Irvine, California, dated April 14, 2000, between The Irvine Company, a California Corporation, and the Company (incorporated by reference to Exhibit 10(o) of the September 2002 10-Q).
10(o)	Leases for premises at 357 and 359 Van Ness Way, Torrance, California, dated May 1, 2002, between Surf Management Associates, a California limited partnership, and Mykotronx, Inc., a California Corporation (incorporated by reference to Exhibit 10(o) of the 2002 Form 10-K).
10(p)	Employment Agreement, dated April 1, 2000, between the Company and Cheryl Baffa (incorporated by reference to Exhibit 10(p) of the 2002 Form 10-K).
10(q)	Change of Control Agreement, dated April 1, 2000, between the Company and Cheryl Baffa (incorporated by reference to Exhibit 10(q) of the 2002 Form 10-K).
10(r)	Employment Agreement, dated April 1, 2000, between the Company and James Kopycki (incorporated by reference to Exhibit 10(r) of the 2002 Form 10-K).
10(s)	Change of Control Agreement, dated April 1, 2000, between the Company and James Kopycki (incorporated by reference to Exhibit 10(s) of the 2002 Form 10-K).
10(t)	Consultant Agreement, dated January 1, 2000, between the Company and Abbott Investments (incorporated by reference to Exhibit 10(t) of the 2002 Form 10-K).
99(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Walter W. Straub, President and Chief Executive Officer and Patrick E. Fevery, Vice President and Chief Financial Officer.