Form 10-Q
period 2003-06-30
RAINBOW TECHNOLOGIES INC
filed 2003-08-12
CIK 819706

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACTS OF 1934

For the Quarter ended JUNE 30, 2003	Commission file number: 0-16641

RAINBOW TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	95-3745398
(State of incorporation)	(I.R.S. Employer Identification No.)

50 TECHNOLOGY DRIVE, IRVINE, CALIFORNIA	92618
(Address of principal executive offices)	(Zip Code)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☒ No ☐

The number of shares of common stock, $.001 par value, outstanding as of July 31, 2003, was 26,659,972.

RAINBOW TECHNOLOGIES, INC.

Page

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets at June 30, 2003 (unaudited) and December 31, 2002	4
Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2003 and 2002	5
Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2003 and 2002	6
Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2003 and 2002	7
Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Not applicable
Item 4. Controls and Procedures	16
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	16
Item 2 and 3. Not applicable
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 5. Not applicable
Item 6. Exhibits and reports on Form 8-K	16
SIGNATURES	19

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

RAINBOW TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2003	December 31, 2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,973	$50,922
Marketable available-for-sale and trading securities	249	301
Accounts receivable, net of allowance for doubtful accounts of $583 and $626 in 2003 and 2002, respectively	18,327	19,221
Inventories	9,549	9,308
Income tax receivable	5,967	5,572
Prepaid expenses and other current assets	3,324	1,765

Total current assets	96,389	87,089
Property, plant and equipment, at cost:
Equipment	22,806	21,981
Buildings	8,449	7,769
Furniture	3,038	2,909
Leasehold improvements	3,068	2,889

	37,361	35,548
Less accumulated depreciation and amortization	23,919	21,628

Net property, plant and equipment	13,442	13,920
Software development costs, net of accumulated amortization of $9,190 and $8,156 in 2003 and 2002, respectively	3,379	3,775
Product licenses, net of accumulated amortization of $6,465 and $5,567 in 2003 and 2002, respectively	2,902	3,726
Goodwill	2,724	1,898
Other assets	692	1,181

Total Assets	$119,528	$111,589

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,673	$8,138
Accrued payroll and related expenses	4,701	6,602
Warranty reserve	2,185	1,844
Income taxes payable	2,075	1,442
Other accrued liabilities	8,148	6,908

Total current liabilities	24,782	24,934
Long-term accrued restructuring costs	2,121	2,349
Other liabilities	1,605	1,926
Commitments and contingencies
Shareholders’ equity:
Common stock, $.001 par value, 55,000,000 shares authorized, 26,775,462 and 26,268,936 shares issued and outstanding in 2003 and 2002, respectively	27	26
Common stock to be issued	1,632	—
Additional paid-in capital	61,515	58,313
Accumulated other comprehensive income	2,762	348
Retained earnings	25,969	23,693

	91,905	82,380
Less cost of treasury shares (102,973 shares)	(885)	—

Total shareholders’ equity	91,020	82,380

Total Liabilities and Shareholders’ Equity	$119,528	$111,589

See accompanying notes.

RAINBOW TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

		(unaudited)
Revenues:
eSecurity Products	$12,053	$12,280	$25,310	$24,333
Secure Communications Products	21,251	18,700	41,863	37,832

Total revenues	33,304	30,980	67,173	62,165
Operating expenses:
Cost of eSecurity Products	4,163	19,225	9,144	25,362
Cost of Secure Communications Products	15,620	15,107	31,215	30,250
Selling, general and administrative	8,164	9,400	15,882	16,091
Research and development	2,205	2,881	3,941	4,730
Litigation settlement	3,632	—	3,632	—

Total operating expenses	33,784	46,613	63,814	76,433

Operating income (loss)	(480)	(15,633)	3,359	(14,268)
Loss on long-term investments and marketable securities	(371)	(59)	(1,207)	(90)
Other income, net	136	117	728	405

Income (loss) from continuing operations before income taxes	(715)	(15,575)	2,880	(13,953)
Benefit (provision) for income taxes	22	(13,384)	(518)	(13,733)

Income (loss) from continuing operations	(693)	(28,959)	2,362	(27,686)
Loss from discontinued operations, net of applicable taxes	—	(15,963)	(86)	(16,668)

Net income (loss)	$(693)	$(44,922)	$2,276	$(44,354)

Basic income (loss) per share:
Continuing operations	$(0.03)	$(1.09)	$0.09	$(1.05)
Discontinued operations	—	(0.60)	—	(0.63)

Net income (loss)	$(0.03)	$(1.69)	$0.09	$(1.68)

Diluted income (loss) per share:
Continuing operations	$(0.03)	$(1.09)	$0.08	$(1.05)
Discontinued operations	—	(0.60)	—	(0.63)

Net income (loss)	$(0.03)	$(1.69)	$0.08	$(1.68)

Weighted average shares:
Basic	26,830	26,546	26,645	26,476

Diluted	26,830	26,546	27,919	26,476

See accompanying notes.

RAINBOW TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

		(unaudited)
Net income (loss)	$(693)	$(44,922)	$2,276	$(44,354)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,305	2,917	1,869	2,394
Unrealized gain (loss) on securities	59	(86)	1,076	(123)

Other comprehensive income, before income taxes	1,364	2,831	2,945	2,271
Provision for income taxes related to other comprehensive income	(294)	(1,075)	(531)	(863)

Other comprehensive income, net of taxes	1,070	1,756	2,414	1,408

Comprehensive income (loss)	$377	$(43,166)	$4,690	$(42,946)

See accompanying notes.

RAINBOW TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended

	June 30, 2003	June 30, 2002

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$2,276	$(44,354)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization	1,683	2,285
Depreciation	1,902	1,808
Provision (benefit) for doubtful accounts	(27)	(656)
Loss on long-term investments and marketable securities	1,207	350
Provision (benefit) for excess and obsolete inventory	(368)	9,619
Warranty provision	634	769
Litigation settlement	3,632	—
Write-off of capitalized and developed software	—	5,436
Write-off of Spectria goodwill	—	12,840
Provision for impairment of assets on discontinued operations	—	2,118
Change in deferred income taxes	—	16,260
Other	(109)	100
Changes in operating assets and liabilities:
Accounts receivable	1,300	4,826
Inventories	264	1,021
Prepaid expenses and other current assets	(1,543)	76
Accounts payable	(540)	(2,709)
Accrued liabilities	(3,647)	152
Income taxes	220	(2,710)

Net cash provided by operating activities	6,884	7,231
Cash flows from investing activities:
Capitalized software development costs	(275)	(423)
Purchases of property, plant and equipment	(954)	(737)
Purchases of marketable securities	(489)	—
Sale of marketable securities	599	—
Net cash paid for investments and acquisitions	(466)	(522)
Other	780	826

Net cash used in investing activities	(805)	(856)
Cash flows from financing activities:
Exercise of common stock options	3,203	3,009
Purchase of treasury stock	(885)	(640)
Other	(124)	(110)

Net cash provided by financing activities	2,194	2,259
Effect of exchange rate changes on cash	(222)	463

Net increase in cash and cash equivalents	8,051	9,097
Cash and cash equivalents at beginning of period	50,922	28,778

Cash and cash equivalents at end of period	$58,973	$37,875

See accompanying notes.

RAINBOW TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
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

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position at June 30, 2003 and results of operations for the three and six months ended June 30, 2003 and 2002. The condensed consolidated financial statements do not include certain footnotes and financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the Company’s December 31, 2002 Annual Report on Form 10-K. Results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of results to be expected for the full year.

The Company has subsidiaries in the United Kingdom, Germany, France, Netherlands, India, Australia, China, Taiwan, Japan, Mexico, Hong Kong and Brazil. Excluding Hong Kong, the Company utilizes the currencies of the countries where its foreign subsidiaries operate as the functional currency. Balance sheet accounts denominated in foreign currencies are translated at exchange rates as of the date of the balance sheet and income statement accounts are translated at average exchange rates for the period. Translation gains and losses are accumulated as a separate component of Accumulated Other Comprehensive Income within Shareholders’ Equity. The Company has adopted local currencies as the functional currencies for these subsidiaries because their principal economic activities are most closely tied to the respective local currencies. For its Hong Kong subsidiary, the Company utilizes the U.S. dollar as the functional currency as the majority of its transactions are in U.S. dollars.

Basis of Presentation

In the second quarter of 2002, the Company announced that its Spectria segment had experienced rapidly deteriorating business prospects due to a severe decline in IT services infrastructure spending. Consequently, the Company discontinued Spectria and closed its facility in Long Beach, California. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Spectria’s results of operations are included in the loss from discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2003 and 2002 (see Note 12). Certain amounts previously reported have been reclassified to conform with the 2003 presentation. Unless otherwise indicated, the Notes to Consolidated Financial Statements relate to continuing operations.

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

Marketable Securities

All investment securities are considered to be either trading or available-for-sale. Management determines the classification of its investments in marketable securities at the time of purchase and re-evaluates its appropriateness at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and carried at fair value with the unrealized gains and losses included in earnings. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of Accumulated Other Comprehensive Income within Shareholders’ Equity.

2.	Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share for the six months ended June 30, 2003 assumes the conversion of stock options of 1,274,000. For the three months ended June 30, 2003 and three and six months ended June 30, 2002, the Company incurred losses and, therefore, all stock options were anti-dilutive and not included in the computation of diluted earnings per share.

3.	Stock Option Plans

The Company follows the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as amended, and, accordingly, accounts for its stock-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

For purposes of pro forma disclosures, the following table illustrates the effect on net income (loss) and income (loss) per share, had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS 123: (in thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net income (loss), as reported	$(693)	$(44,922)	$2,276	$(44,354)
Deduct: total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(998)	(1,728)	(2,448)	(3,599)

Net loss, as adjusted	$(1,691)	$(46,650)	$(172)	$(47,953)

Basic income (loss) per share:
As reported	$(0.03)	$(1.69)	$0.09	$(1.68)
As adjusted	$(0.06)	$(1.76)	$(0.01)	$(1.81)
Diluted income (loss) per share:
As reported	$(0.03)	$(1.69)	$0.08	$(1.68)
As adjusted	$(0.06)	$(1.76)	$(0.01)	$(1.81)

4.	Government contracts

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

Inventories, other than inventoried costs relating to long-term contracts, are stated at the lower of cost (first-in, first-out basis) or market.

Inventories consist of the following:
(in thousands)

	June 30, 2003	December 31, 2002

Raw materials	$7,729	$8,095
Work in process	1,179	1,662
Finished goods	3,245	3,573
Inventoried costs relating to long-term contracts, net of amounts attributed to revenues recognized to date	5,661	5,158
Reserve for excess and obsolete inventory	(8,265)	(9,180)

	$9,549	$9,308

6. Income taxes

The effective tax rates from continuing operations for the three and six months ended June 30, 2003 were (3%) and 18%, respectively. The effective tax rate for 2003 was different from the statutory rate of 35% primarily due to the release of the Company’s federal valuation allowance which reduced income tax expense for the three and six months ended June 30, 2003. During 2002, the Company recorded income tax expense from continuing operations of $13.4 million and $13.7 million for the three and six months ended June 30, 2002, which included a valuation allowance of $11.6 million in accordance with SFAS 109, “Accounting for Income Taxes.”

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

The following details the Company’s warranty reserve:
(in thousands)

Changes in
	Additions		Estimate
Balance at	Charged to Costs		Charged to Costs	Balance at
December 31, 2002	and Expenses	Payments	and Expenses	June 30, 2003

$1,844	$412	$(293)	$222	$2,185

8. Industry segments

The Company has two business segments comprising continuing operations. The first segment focuses on commercial security products, including solutions for reliable identity, secure internet and wireless transaction acceleration, licensing solutions for software publishers and easy to deploy Web security solutions (eSecurity segment). The second segment provides products and services for enterprise, government and defense applications for products providing security for classified information, for products providing personal identity authentification for government and defense applications, and custom design services for enterprises, government and defense applications requiring either extraordinary performance and/or security (Secure Communications segment). The identifiable assets, after applicable eliminations, for each segment as of June 30, 2003 were $100.0 million and $19.5 million, respectively, compared with $90.7 million and $20.9 million as of December 31, 2002. Operating loss for eSecurity segment for the three and six months ended June 30, 2003 was ($2.4) million and ($2.3) million, respectively, compared with ($17.8) million and ($19.8) million, respectively, for the corresponding periods in the prior year. Operating income for Secure Communications segment for the three and six months ended June 30, 2003 were $1.9 million and $5.7 million, respectively, compared with $2.2 million and $5.5 million, respectively, for the corresponding periods in the prior year.

There were no intercompany revenues for the three and six months ended June 30, 2003 while intercompany revenues for the three and six months ended June 30, 2002 were $16,000 and $17,000, respectively. Intercompany revenues are generated by the Secure Communications segment.

9. Recent accounting pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities (or an asset in some circumstances). The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have a material impact on its consolidated financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires the primary beneficiary of a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, equity investors participate in losses or residual interests of the entity on a basis that differs from its ownership interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company is currently reviewing its investments and other arrangements to determine whether any of its investee companies are VIEs. The Company does not expect to identify any significant VIEs that would be consolidated, but may be required to make additional disclosures. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company has not invested in any new VIEs created after January 31, 2003.

10. Legal proceedings

In July 1998, a patent infringement claim was filed against the Company. The complaint sought unspecified monetary damages. The Company filed a motion for summary judgment of non-infringement that was decided by the District Court in favor of the Company in December 2000. That decision was appealed and on April 3, 2002, the United States Court of Appeals issued an opinion that modified the trial court’s construction of the patent claims in certain respects, revised the summary judgment and remanded the case to the trial court for further proceedings. On May 1, 2003, after remand, the District Court granted another motion for summary judgment of non-infringement brought by the Company, thereby removing half of the products at issue from litigation and granted a motion for summary judgment re: damages, thereby limiting any recovery by the plaintiff to a reasonable royalty. The patent-in-suit expired in June 30, 2003, thereby removing the threat of any injunction against the Company from the litigation. Subsequent to June 30, 2003, pursuant to court order, the Company expects a settlement of this litigation for which it had been incurring significant legal expenses. The settlement expense of $3.6 million was included in the results of operations for the quarter ended June 30, 2003.

The Company is also involved in other legal proceedings and claims arising in the ordinary course of business. The Company believes that the outcome of all current litigation will not have a material adverse effect on its business, financial condition, cash flows or results of operations.

11. Restructuring

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

The following table summarizes the Company’s restructuring costs and activities in the restructuring reserves:
(in thousands)

	Facilities
	and
	Equipment	Severance	Total

Charged to costs and expenses at September 30, 2001	$4,699	$1,131	$5,830
Cash payments	(538)	(931)	(1,469)

Restructuring balance, December 31, 2001	4,161	200	4,361
Cash payments	(1,348)	(200)	(1,548)

Restructuring balance, December 31, 2002	2,813	—	2,813
Cash payments	(299)	—	(299)

Restructuring balance, June 30, 2003	$2,514	$—	$2,514

The current portion of the restructuring reserve of $0.4 million relating to office space reduction is recorded in other accrued liabilities while the long-term portion of the reserve of $2.1 million is shown separately as long-term accrued restructuring costs, on the accompanying condensed consolidated balance sheets.

12. Discontinued operations

The revenues and loss from discontinued operations for the three and six months ended June 30, 2003 and 2002 related to the disposal of Spectria are as follows:
(in thousands)

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Revenues	$—	$909	$19	$2,745
Loss from discontinued operations	$—	$(15,963)	$(86)	$(16,668)

The assets and liabilities of Spectria at June 30, 2003 and December 31, 2002 consisted of the following:
(in thousands)

	June 30, 2003	December 31, 2002

Cash and accounts receivable	$103	$98
Other assets	40	40

Total assets of discontinued operations	$143	$138

Other liabilities	$735	$1,156
Accrued payroll and related expenses	—	2

Total liabilities of discontinued operations	$735	$1,158

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

Deferred Taxes

The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including reversals of existing deferred tax liabilities, estimated future taxable income, prudent and feasible tax planning strategies, and recent financial performance. As a result of recent cumulative losses and the full utilization of the Company’s loss carryback potential, the Company had concluded that a full valuation allowance against its net deferred tax assets at December 31, 2002 was appropriate. For the quarter ended March 31, 2003, the Company realized certain deferred tax assets which resulted in a reduction in the Company’s valuation allowance and the effective tax rate for the three and six months ended June 30, 2003.

Capitalized Software Development Costs

The Company’s policy on capitalized software costs determines the timing of recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or cost of license fees. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization. SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon the Company’s product development process, technological feasibility is established upon completion of a working model. Amortization of capitalized software development costs commences when the products are available for general release to customers and is determined using the straight-line method over the expected useful lives of the respective products. Software development costs are written-off when projects are abandoned or when the estimated cash flows from a product are not expected to be sufficient to recover the capitalized software development costs.

RESULTS OF OPERATIONS
(in thousands)

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

	(unaudited)
Revenues:
eSecurity	$12,053	$12,280	$25,310	$24,333
Secure Communications	21,251	18,700	41,863	37,832

Total revenues	$33,304	$30,980	$67,173	$62,165

Operating Income (Loss):
eSecurity	$(2,349)	$(17,803)	$(2,297)	$(19,823)
Secure Communications	1,869	2,170	5,656	5,555

Total operating income (loss)	$(480)	$(15,633)	$3,359	$(14,268)

REVENUES

On a consolidated basis, revenues from continuing operations for the three and six months ended June 30, 2003 increased by 8% for both periods to $33.3 million and $67.2 million from the same periods in the prior year. Revenues from eSecurity segment decreased for the quarter ended June 30, 2003 as compared to the same period in 2002, which was offset by increased revenues from the Secure Communications segment. The increase in revenues for the six months ended June 30, 2003 as compared to the same period in 2002 was due to higher revenues in both eSecurity and Secure Communications segments. Revenues from international markets for the three and six months ended June 30, 2003 increased 5% to $7.0 million and 20% to $14.3 million, respectively, as compared to the same periods in the prior year. The increase in revenues from international markets for the three months ended June 30, 2003 was primarily due to additional revenues from acquisitions and increase in revenues from Europe partially offset by a decrease in revenues from Asia Pacific. The increase in revenues from Europe was brought by stronger conversion rates of euros to the US dollar experienced during the current year while the decrease in revenues from Asia Pacific was primarily due to a slowdown in the economy of Asia, as affected by the SARS disease, which had slightly affected revenues from the Company’s Hong Kong office. Overall, revenues from international markets for the six months ended June 30, 2003 increased for both Europe and Asia Pacific. Revenues from domestic markets for the three and six months ended June 30, 2003 also increased by 8% to $26.3 million and 5% to $52.8 million, respectively, as compared to the same periods in the prior year. The increase in domestic revenues was primarily due to a decrease in revenues in eSecurity North America being offset by an increase in revenues in the Secure Communications segment. The decrease in revenues in eSecurity North America was primarily due to a decline in OEM markets for Cryptoswift SSL acceleration devices and the ongoing softness in IT spending particularly in North America.

eSecurity revenues for the three and six months ended June 30, 2003 decreased by 2% to $12.1 million and increased by 4% to $25.3 million, respectively, when compared to the same periods in 2002. The decrease in revenues for the three months ended June 30, 2003 was primarily due to planned attrition in OEM product revenues while the increase in revenues for the six months ended June 30, 2003 was primarily attributable to solid demand for software protection and authentication products from international markets, which was partially offset by the decline in OEM markets for Cryptoswift SSL acceleration devices.

Secure Communications revenues for the three and six months ended June 30, 2003 increased 14% to $21.3 million and 11% to $41.9 million, respectively, when compared to the same periods in 2002. The increase in revenues was primarily due to strong demand for network link encryptors, voice and data security solutions and high-assurance commercial security products. The Company expects continued favorable performance for this segment, as a result of increased product demand and strong backlog.

GROSS PROFIT

Gross profit from eSecurity products for the three months ended June 30, 2003 increased to 66% of revenues compared to (57%) of revenues for the corresponding period in 2002. Gross profit for the six months ended June 30, 2003 increased to 64% of revenues compared to (4%) of revenues for the corresponding period in 2002. Cost of revenues for the three and six months ended June 30, 2002 included increases in the reserve for excess and obsolete products and a write-off of capitalized and developed software. Excluding these charges, gross profit for the three and six months ended June 30, 2002 were 60% of revenues and 54% of revenues, respectively, and the fiscal 2003 improvement was primarily due to increased efficiencies in manufacturing operations and lower overhead costs.

Gross profit from Secure Communications for the three months ended June 30, 2003 increased to 27% of revenues as compared to 19% of revenues for the corresponding period in 2002. Gross profit for the six months ended June 30, 2003 increased to 25% of revenues compared to 20% of revenues for the corresponding period in 2002. The increase in gross profit was primarily due to a change in product mix as higher margin products were sold during the current year.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist primarily of personnel-related expenses, sales commissions, promotional activities, and professional fees. Selling, general and administrative expenses from continuing operations for the three months ended June 30, 2003 were $8.2 million or 25% of revenues as compared to $9.4 million or 30% of revenues for the corresponding period in 2002. Selling, general and administrative expenses from continuing operations for the six months ended June 30, 2003 were $15.9 million or 24% of revenues as compared to $16.1 million or 26% of revenues for the corresponding period in 2002. The decrease in selling, general and administrative expenses was primarily attributable to lower marketing expenses partially offset by higher legal and other professional fees.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of engineering salaries and other personnel-related expenses, costs related to engineering development tools, and subcontracting costs. Research and development expenses from continuing operations for the three months ended June 30, 2003 were $2.2 million or 7% of revenues, as compared with research and development expenses of $2.9 million or 9% of revenues for the corresponding period in 2002. Research and development expenses from continuing operations for the six months ended June 30, 2003 were $3.9 million or 6% of revenues, as compared with research and development expenses of $4.7 million or 8% of revenues for the corresponding period in 2002. The decrease in research and development expenses was primarily due to a decrease in engineering salaries as a result of greater use of research and development personnel in India and China.

LITIGATION SETTLEMENT

Subsequent to June 30, 2003, pursuant to court order, the Company expects a settlement relating to a pending litigation matter for which it has been incurring substantial legal expenses. The settlement of $3.6 million was included in the results of operations for the quarter ended June 30, 2003 (see Note 10 to Notes to Condensed Consolidated Financial Statements).

OTHER ASSETS

Other assets primarily represent investments in early stage companies that are accounted for on the cost basis. The Company periodically reviews these investments for other-than-temporary declines in fair value and writes down investments to their fair value when an other-than-temporary decline has occurred based on the specific identification method. The Company generally believes an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for two consecutive quarters, absent evidence to the contrary. At June 30, 2003 and March 31, 2003, it was determined by the Company that certain of its investments had incurred an other-than-temporary decline in fair value which resulted in realized losses of $0.4 million and $0.8 million, respectively, and were recognized in earnings during the corresponding periods in the current year.

PROVISION FOR INCOME TAXES

The effective tax rates from continuing operations for the three and six months ended June 30, 2003 were (3%) and 18%, respectively. The reduction in the Company’s effective tax rate was primarily due to the release of the Company’s federal valuation allowance, which resulted in a reduction of income tax expense for the three and six months ended June 30, 2003. During 2002, the Company recorded income tax expense from continuing operations of $13.4 million and $13.7 million for the three and six months ended June 30, 2002, which included a valuation allowance of $11.6 million in accordance with SFAS 109, “Accounting for Income Taxes.”

RESULTS OF DISCONTINUED OPERATIONS

Discontinued operations for the six months ended June 30, 2003 reported operating results and net losses of $0.1 million. There were no reported losses for the three months ended June 30, 2003. Operating results and net losses for the three and six months ended June 30, 2002 were $16.0 million and $16.7 million, respectively, which included $12.8 million of write-off of goodwill and $2.1 million provision for impairment of assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of operating funds have been from operations and proceeds from exercises of the Company’s common stock options. Net cash provided by operating activities for the six months ended June 30, 2003 and 2002 were $6.9 million and $7.2 million, respectively. Operating activities in 2003 included a $1.2 million loss on long-term investments and marketable securities and a $3.6 million litigation settlement. Operating activities in 2002 included a decrease in accounts receivable of $4.8 million, $9.6 million increase in the provision for excess and obsolete inventory, $5.4 million write-off of capitalized and developed software, $14.9 million write-off of goodwill and provisions for impairment of assets relating to discontinued operations and $16.3 million in deferred income taxes primarily due to the Company’s valuation allowance for deferred tax assets.

Net cash used in investing activities for the six months ended June 30, 2003 and 2002 were $0.8 million and $0.9 million, respectively. Investing activities in 2003 included $0.5 million of net cash paid for acquisitions of Proteq Ltda. and Alladin Ltda. in Brazil.

Net cash provided by financing activities for the six months ended June 30, 2003 and 2002 were $2.2 million and $2.3 million, respectively. Financing activities in 2003 and 2002 primarily included proceeds from exercises of common stock options.

The Company intends to use its capital resources to expand its product lines and for possible acquisitions of additional products and technologies. The Company has no significant capital commitments or requirements at this time.

At June 30, 2003, the Company’s subsidiaries in the United Kingdom, Germany, France, Netherlands, Switzerland and Japan carry approximately $1.9 million, $0.4 million, $5.5 million, $2.7 million, $3.7 million and $1.0 million, respectively, in interest earning deposits which may result in foreign exchange gains or losses due to the fact that the functional currency in those subsidiaries is not the U.S. dollar.

The Company believes that its current working capital of $71.6 million and anticipated working capital to be generated by future operations will be sufficient to support the Company’s working capital requirements for at least the next twelve months and for the foreseeable future. The foregoing is a forward-looking statement.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In July 1998, a patent infringement claim was filed against the Company. The complaint sought unspecified monetary damages. The Company filed a motion for summary judgment of non-infringement that was decided by the District Court in favor of the Company in December 2000. That decision was appealed and on April 3, 2002, the United States Court of Appeals issued an opinion that modified the trial court’s construction of the patent claims in certain respects, revised the summary judgment and remanded the case to the trial court for further proceedings. On May 1, 2003, after remand, the District Court granted another motion for summary judgment of non-infringement brought by the Company, thereby removing half of the products at issue from litigation and granted a motion for summary judgment re: damages, thereby limiting any recovery by the plaintiff to a reasonable royalty. The patent-in-suit expired in June 30, 2003, thereby removing the threat of any injunction against the Company from the litigation. Subsequent to June 30, 2003, pursuant to court orders, the Company expects a settlement of this litigation for which it had been incurring significant legal expenses. The settlement expense of $3.6 million was included in the results of operations for the quarter ended June 30, 2003.

The Company is also involved in other legal proceedings and claims arising in the ordinary course of business. The Company believes that the outcome of all current litigation will not have a material adverse effect on its business, financial condition, cash flows or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on June 12, 2003, the following actions were approved by the votes indicated:

1.	Five directors were elected:

Walter W. Straub	23,147,791 For	645,713 Withhold Authority
Richard P. Abraham	23,014,113 For	779,391 Withhold Authority
Frederick M. Haney	18,190,078 For	5,603,426 Withhold Authority
Marvin Hoffman	22,897,914 For	895,590 Withhold Authority
Arthur L. Money	23,483,544 For	309,960 Withhold Authority

2.	The Company’s 2003 Stock Option Plan was approved:

13,192,636 For	8,672,640 Against	1,046,716 Abstaining

3.	The ratification of Ernst & Young, LLP as independent auditors of the Company was approved:

22,006,954 For	890,871 Against	14,168 Abstaining

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number	Description

2(i)	Agreement and Plan of Reorganization, dated as of January 26, 1995 among the Company, Rainbow Acquisition Inc., a California corporation and a wholly owned subsidiary of Rainbow, and Mykotronx, Inc., a California corporation (“Mykotronx”) (incorporated by reference to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933, as amended, effective on April 20, 1995, Registration No. 33-89918).

Exhibit
Number	Description

2(ii)	Agreement and Plan of Merger, dated March 6, 1998, by and among the Company, WRS Acquisition Corp, a California corporation and wholly owned subsidiary of the Company, and Wyatt River Software, Inc. (incorporated by reference to Exhibit 2(iii) of the Company’s 1997 Annual Report on Form 10-K under the Securities Exchange Act of 1934 filed in March 1998 (the “1997 10-K”)).
3(i)	Articles of Incorporation of Rainbow, as amended (incorporated by reference to Exhibit 3(a) to Rainbow’s Registration Statement on Form S-18 under the Securities Act of 1933, as amended, filed on July 20, 1987 - File No. 33-15956-LA (the “S-18 Registration Statement”)).
3(ii)	By-Laws of Rainbow (incorporated by reference to Exhibit 3(b) to the S-18 Registration Statement).
4(a)	See Exhibit 3(i).
4(b)	See Exhibit 3(ii).
4(c)	Rights Agreement, dated as of July 29, 1997, between the Company and U.S. Stock Transfer Corporation, as Rights Agent (incorporated by reference to Exhibit 4(c) to the Company’s 1997 10-K).
10(a)	Agreement, dated October 1996, between the Company and National Semiconductor Corporation (incorporated by reference to Exhibit 10(b) of the Company’s 1998 Annual Report on Form 10-K under the Securities Exchange Act of 1934 filed in March, 1999 (the “1998 10-K”)).
10(b)	Agreement, dated December 1998, between the Company and EM Microelectronic — Marin S.A. (incorporated by reference to Exhibit 10(c) of the 1998 10-K).
10(c)	1990 Incentive Stock Option Plan as amended (incorporated by reference to Exhibit 10(j) of the 1991 10-K).
10(d)	Employment Agreement, dated February 16, 1990, between the Company and Walter W. Straub (incorporated by reference to Exhibit 10(j) of the 1989 10-K).
10(e)	Change of Control Agreement, dated February 16, 1990, between the Company and Walter W. Straub (incorporated by reference to Exhibit 10(k) of the 1989 10-K).
10(f)	Employment Agreement, dated January 5, 1995, between the Company and Patrick E. Fevery (incorporated by reference to Exhibit 10(l) of the 1994 10-K).
10(g)	Change of Control Agreement, dated January 5, 1995, between the Company and Patrick E. Fevery (incorporated by reference to Exhibit 10(m) of the 1994 10-K).
10(h)	Agreement for Design and Product Purchase, dated September 4, 1997, between IBM Microelectronics and Rainbow Technologies, Inc. and Mykotronx, Inc. (incorporated by reference to Exhibit 10(w) of the 1998 10-K).
10(i)	Lease for premises at 371 Van Ness Way, Torrance, California, dated October 2, 1997, between Surf Management Associates, a California limited partnership, and Mykotronx, Inc., a California Corporation (incorporated by reference to Exhibit 10(x) of the 1999 Form 10-K).
10(j)	Lease for premises at 111 West Ocean Boulevard, Long Beach, California, between Stevens Creek Associates, a California general partnership, and the Company (incorporated by reference to Exhibit 10(y) of the 1999 Form 10-K).
10(k)	Lease for premises at 8 Hughes, Irvine, California, between Alton Irvine Partners, LLC, a California limited liability company, and the Company (incorporated by reference to Exhibit 10(z) of the 2000 Form 10-K).
10(l)	2000 Incentive Stock Option Plan (incorporated by reference to Rainbow’s Registration Statement on Form S-8 filed under the Securities Act of 1933).
10(m)	2001 Nonstatutory Stock Option Plan (incorporated by reference to Rainbow’s Registration Statement on Form S-8 filed under Securities Act of 1933).
10(n)	Lease for premises at 50 Technology Drive, Irvine, California, dated April 14, 2000, between The Irvine Company, a California Corporation, and the Company (incorporated by reference to Exhibit 10(o) of the September 2002 10-Q).
10(o)	Leases for premises at 357 and 359 Van Ness Way, Torrance, California, dated May 1, 2002, between Surf Management Associates, a California limited partnership, and Mykotronx, Inc., a California Corporation (incorporated by reference to Exhibit 10(o) of the 2002 Form 10-K).
10(p)	Employment Agreement, dated April 1, 2000, between the Company and Cheryl Baffa (incorporated by reference to Exhibit 10(p) of the 2002 Form 10-K).
10(q)	Change of Control Agreement, dated April 1, 2000, between the Company and Cheryl Baffa (incorporated by reference to Exhibit 10(q) of the 2002 Form 10-K).
10(r)	Employment Agreement, dated April 1, 2000, between the Company and James Kopycki (incorporated by reference to Exhibit 10(r) of the 2002 Form 10-K).

Exhibit
Number	Description

10(s)	Change of Control Agreement, dated April 1, 2000, between the Company and James Kopycki (incorporated by reference to Exhibit 10(s) of the 2002 Form 10-K).
10(t)	Consultant Agreement, dated January 1, 2000, between the Company and Abbott Investments (incorporated by reference to Exhibit 10(t) of the 2002 Form 10-K).
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Walter W. Straub, President and Chief Executive Officer
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Patrick E. Fevery, Vice President and Chief Financial Officer.
32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Walter W. Straub, President and Chief Executive Officer and Patrick E. Fevery, Vice President and Chief Financial Officer.

(b)  Reports on Form 8-K

     The Company filed a current report on Form 8-K, dated April 23, 2003, pursuant to “Item 7 — Financial Statements and Exhibits” and “Item 9 — Regulation FD Disclosure,” announcing its financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Dated: August 12, 2003

RAINBOW TECHNOLOGIES, INC.

By:	/s/ Patrick E. Fevery

Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

2(i)	Agreement and Plan of Reorganization, dated as of January 26, 1995 among the Company, Rainbow Acquisition Inc., a California corporation and a wholly owned subsidiary of Rainbow, and Mykotronx, Inc., a California corporation (“Mykotronx”) (incorporated by reference to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933, as amended, effective on April 20, 1995, Registration No. 33-89918).
2(ii)	Agreement and Plan of Merger, dated March 6, 1998, by and among the Company, WRS Acquisition Corp, a California corporation and wholly owned subsidiary of the Company, and Wyatt River Software, Inc. (incorporated by reference to Exhibit 2(iii) of the Company’s 1997 Annual Report on Form 10-K under the Securities Exchange Act of 1934 filed in March 1998 (the “1997 10-K”)).
3(i)	Articles of Incorporation of Rainbow, as amended (incorporated by reference to Exhibit 3(a) to Rainbow’s Registration Statement on Form S-18 under the Securities Act of 1933, as amended, filed on July 20, 1987 - File No. 33-15956-LA (the “S-18 Registration Statement”)).
3(ii)	By-Laws of Rainbow (incorporated by reference to Exhibit 3(b) to the S-18 Registration Statement).
4(a)	See Exhibit 3(i).
4(b)	See Exhibit 3(ii).
4(c)	Rights Agreement, dated as of July 29, 1997, between the Company and U.S. Stock Transfer Corporation, as Rights Agent (incorporated by reference to Exhibit 4(c) to the Company’s 1997 10-K).
10(a)	Agreement, dated October 1996, between the Company and National Semiconductor Corporation (incorporated by reference to Exhibit 10(b) of the Company’s 1998 Annual Report on Form 10-K under the Securities Exchange Act of 1934 filed in March, 1999 (the “1998 10-K”)).
10(b)	Agreement, dated December 1998, between the Company and EM Microelectronic — Marin S.A. (incorporated by reference to Exhibit 10(c) of the 1998 10-K).
10(c)	1990 Incentive Stock Option Plan as amended (incorporated by reference to Exhibit 10(j) of the 1991 10-K).
10(d)	Employment Agreement, dated February 16, 1990, between the Company and Walter W. Straub (incorporated by reference to Exhibit 10(j) of the 1989 10-K).
10(e)	Change of Control Agreement, dated February 16, 1990, between the Company and Walter W. Straub (incorporated by reference to Exhibit 10(k) of the 1989 10-K).
10(f)	Employment Agreement, dated January 5, 1995, between the Company and Patrick E. Fevery (incorporated by reference to Exhibit 10(l) of the 1994 10-K).
10(g)	Change of Control Agreement, dated January 5, 1995, between the Company and Patrick E. Fevery (incorporated by reference to Exhibit 10(m) of the 1994 10-K).
10(h)	Agreement for Design and Product Purchase, dated September 4, 1997, between IBM Microelectronics and Rainbow Technologies, Inc. and Mykotronx, Inc. (incorporated by reference to Exhibit 10(w) of the 1998 10-K).
10(i)	Lease for premises at 371 Van Ness Way, Torrance, California, dated October 2, 1997, between Surf Management Associates, a California limited partnership, and Mykotronx, Inc., a California Corporation (incorporated by reference to Exhibit 10(x) of the 1999 Form 10-K).
10(j)	Lease for premises at 111 West Ocean Boulevard, Long Beach, California, between Stevens Creek Associates, a California general partnership, and the Company (incorporated by reference to Exhibit 10(y) of the 1999 Form 10-K).
10(k)	Lease for premises at 8 Hughes, Irvine, California, between Alton Irvine Partners, LLC, a California limited liability company, and the Company (incorporated by reference to Exhibit 10(z) of the 2000 Form 10-K).
10(l)	2000 Incentive Stock Option Plan (incorporated by reference to Rainbow’s Registration Statement on Form S-8 filed under the Securities Act of 1933).
10(m)	2001 Nonstatutory Stock Option Plan (incorporated by reference to Rainbow’s Registration Statement on Form S-8 filed under Securities Act of 1933).
10(n)	Lease for premises at 50 Technology Drive, Irvine, California, dated April 14, 2000, between The Irvine Company, a California Corporation, and the Company (incorporated by reference to Exhibit 10(o) of the September 2002 10-Q).
10(o)	Leases for premises at 357 and 359 Van Ness Way, Torrance, California, dated May 1, 2002, between Surf Management Associates, a California limited partnership, and Mykotronx, Inc., a California Corporation (incorporated by reference to Exhibit 10(o) of the 2002 Form 10-K).
10(p)	Employment Agreement, dated April 1, 2000, between the Company and Cheryl Baffa (incorporated by reference to Exhibit 10(p) of the 2002 Form 10-K).
10(q)	Change of Control Agreement, dated April 1, 2000, between the Company and Cheryl Baffa (incorporated by reference to Exhibit 10(q) of the 2002 Form 10-K).
10(r)	Employment Agreement, dated April 1, 2000, between the Company and James Kopycki (incorporated by reference to Exhibit 10(r) of the 2002 Form 10-K).

Exhibit
Number	Description

10(s)	Change of Control Agreement, dated April 1, 2000, between the Company and James Kopycki (incorporated by reference to Exhibit 10(s) of the 2002 Form 10-K).
10(t)	Consultant Agreement, dated January 1, 2000, between the Company and Abbott Investments (incorporated by reference to Exhibit 10(t) of the 2002 Form 10-K).
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Walter W. Straub, President and Chief Executive Officer
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Patrick E. Fevery, Vice President and Chief Financial Officer.
32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Walter W. Straub, President and Chief Executive Officer and Patrick E. Fevery, Vice President and Chief Financial Officer.