Form 10-Q
period 2003-09-30
RAINBOW TECHNOLOGIES INC
filed 2003-11-14
CIK 819706

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACTS OF 1934

For the Quarter ended SEPTEMBER 30, 2003	Commission file number: 0-16641

RAINBOW TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE (State of incorporation)	95-3745398 (I.R.S. Employer Identification No.)

50 TECHNOLOGY DRIVE, IRVINE, CALIFORNIA (Address of principal executive offices)	92618 (Zip Code)

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

Yes [X] No [  ]

The number of shares of common stock, $.001 par value, outstanding as of November 4, 2003, was 26,814,104.

RAINBOW TECHNOLOGIES, INC.

Page

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
Condensed Consolidated Balance Sheets at September 30, 2003 and December 31, 2002	3
Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2003 and 2002	4
Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2003 and 2002	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Not applicable
Item 4. Controls and Procedures	19
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	20
Item 2 and 3. Not applicable
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 5. Other Information	20
Item 6. Exhibits and reports on Form 8-K	20
SIGNATURES	24

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

RAINBOW TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$58,938	$50,922
Marketable available-for-sale and trading securities	269	301
Accounts receivable, net of allowance for doubtful accounts of $674 and $626 in 2003 and 2002, respectively	17,554	19,221
Inventories	12,101	9,308
Income tax receivable	549	5,572
Prepaid expenses and other current assets	5,403	1,765

Total current assets	94,814	87,089
Property, plant and equipment, at cost:
Equipment	23,228	21,981
Buildings	8,551	7,769
Furniture	3,346	2,909
Leasehold improvements	3,633	2,889

	38,758	35,548
Less accumulated depreciation and amortization	25,002	21,628

Net property, plant and equipment	13,756	13,920
Software development costs, net of accumulated amortization of $4,828 and $8,156 in 2003 and 2002, respectively	3,083	3,775
Product licenses, net of accumulated amortization of $6,764 and $5,567 in 2003 and 2002, respectively	1,803	2,944
Intangible assets, net of accumulated amortization of $44 and $34 in 2003 and 2002, respectively	10,537	101
Goodwill	9,843	2,680
Other assets	674	1,080

Total Assets	$134,510	$111,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,446	$8,138
Accrued payroll and related expenses	6,056	6,602
Warranty reserve	1,521	1,844
Income taxes payable	2,692	1,442
Accrued acquisition costs	5,621	—
Accrued litigation settlement	1,965	—
Accrued expenses and other current liabilities	9,605	6,908

Total current liabilities	37,906	24,934
Long-term accrued restructuring costs	2,094	2,349
Other liabilities	3,318	1,926
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Common stock, $.001 par value, 55,000,000 shares authorized, 26,916,973 and 26,268,936 shares issued and outstanding in 2003 and 2002, respectively	27	26
Additional paid-in capital	59,356	58,313
Accumulated other comprehensive income	3,459	348
Retained earnings	28,350	23,693

Total stockholders’ equity	91,192	82,380

Total Liabilities and Stockholders’ Equity	$134,510	$111,589

See accompanying notes.

RAINBOW TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Revenues:
eSecurity Products	$12,534	$11,417	$37,844	$35,750
Secure Communications Products	22,907	18,926	64,770	56,758

Total revenues	35,441	30,343	102,614	92,508
Operating expenses:
Cost of eSecurity Products	2,865	3,977	12,009	29,339
Cost of Secure Communications Products	17,968	13,877	49,183	44,127
Selling, general and administrative	8,602	7,776	24,484	23,867
Research and development	2,015	2,365	5,956	7,095
Litigation settlement	—	—	3,632	—

Total operating expenses	31,450	27,995	95,264	104,428

Operating income (loss)	3,991	2,348	7,350	(11,920)
Income (loss) on long-term investments and marketable securities	3	(18)	(1,204)	(108)
Change in value for common stock to be issued	(333)	—	(333)	—
Other income (expense), net	(478)	125	250	531

Income (loss) from continuing operations before income taxes	3,183	2,455	6,063	(11,497)
Provision for income taxes	(634)	—	(1,152)	(13,733)

Income (loss) from continuing operations	2,549	2,455	4,911	(25,230)
Loss from discontinued operations, net of applicable taxes	(168)	(639)	(254)	(17,307)

Net income (loss)	$2,381	$1,816	$4,657	$(42,537)

Basic income (loss) per share:
Continuing operations	$0.10	$0.09	$0.18	$(0.95)
Discontinued operations	(0.01)	(0.02)	(0.01)	(0.66)

Net income (loss)	$0.09	$0.07	$0.17	$(1.61)

Diluted income (loss) per share:
Continuing operations	$0.10	$0.09	$0.18	$(0.95)
Discontinued operations	(0.01)	(0.02)	(0.01)	(0.66)

Net income (loss)	$0.09	$0.07	$0.17	$(1.61)

Shares used in computing net income (loss) per share:
Basic	26,808	26,326	26,699	26,479

Diluted	27,869	26,532	27,478	26,479

See accompanying notes.

RAINBOW TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net income (loss)	$2,381	$1,816	$4,657	$(42,537)
Other comprehensive income (loss):
Foreign currency translation adjustment	605	144	2,137	1,628
Unrealized gain (loss) on securities	92	(376)	974	(452)

Other comprehensive income (loss)	697	(232)	3,111	1,176

Comprehensive income (loss)	$3,078	$1,584	$7,768	$(41,361)

See accompanying notes.

RAINBOW TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended

	September 30, 2003	September 30, 2002

Cash flows from operating activities:
Net income (loss)	$4,657	$(42,537)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization	2,709	3,281
Depreciation	2,913	2,995
Provision (benefit) for doubtful accounts	13	(898)
Minority interest in subsidiary’s earnings	176	188
Loss on long-term investments and marketable securities	1,204	108
Provision (benefit) for excess and obsolete inventory	(250)	10,198
Warranty provision	33	409
Litigation settlement	3,632	—
Loss on change in value for common stock to be issued	333	—
Write-off of capitalized and developed software	—	5,436
Write-off of Spectria goodwill	—	12,840
Provision for impairment of assets on discontinued operations	—	2,356
Change in deferred income taxes	—	16,322
Tax benefit of exercise of common stock options	—	295
Write-off of long-term investment	—	260
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	4,112	8,803
Inventories	(1,940)	573
Prepaid expenses and other assets	(1,502)	1,246
Accounts payable	1,829	(2,489)
Accrued liabilities	1,081	(1,564)
Income taxes	6,221	(3,169)

Net cash provided by operating activities	25,221	14,653
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,310)	(1,236)
Capitalized software development costs	(842)	(656)
Product licenses and other intangible assets	(682)	(3)
Purchases of marketable available-for-sale securities	(489)	—
Sale of marketable available-for-sale securities	599	—
Net cash paid for acquisition of Chrysalis-ITS, Canada	(15,764)	—
Net cash paid for acquisition of Proteq Ltda., Brazil	(692)	—
Net cash paid for investments	68	5

Net cash used in investing activities	(19,112)	(1,890)
Cash flows from financing activities:
Exercise of common stock options	3,829	3,071
Retirement of common stock	(2,785)	—
Purchase of treasury stock	—	(2,411)
Repayment of long-term debt	(160)	(171)
Cash paid to minority stockholder of Rainbow Technologies K.K., Japan	—	(292)

Net cash provided by financing activities	884	197
Effect of exchange rate changes on cash	1,023	390

Net increase in cash and cash equivalents	8,016	13,350
Cash and cash equivalents at beginning of period	50,922	28,778

Cash and cash equivalents at end of period	$58,938	$42,128

Supplemental schedule of noncash investing and financing activities:

The Company purchased all of the capital stock of Chrysalis for $20.1 million (see Note 4). In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$25,570
Cash paid for the capital stock	(20,096)

Liabilities assumed	$5,474

See accompanying notes.

RAINBOW TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
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

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position at September 30, 2003 and results of operations for the three and nine months ended September 30, 2003 and 2002. The condensed consolidated financial statements do not include certain footnotes and financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the Company’s December 31, 2002 Annual Report on Form 10-K. Results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of results to be expected for the full year.

The Company has subsidiaries in the United Kingdom, Germany, France, Netherlands, India, Australia, China, Taiwan, Japan, Mexico, Brazil, Hong Kong and Canada. Excluding Hong Kong and Canada, the Company utilizes the currencies of the countries where its foreign subsidiaries operate as the functional currency. Balance sheet accounts denominated in foreign currencies are translated at exchange rates as of the date of the balance sheet and income statement accounts are translated at average exchange rates for the period. Translation gains and losses are accumulated as a separate component of Accumulated Other Comprehensive Income within Stockholders’ Equity. The Company has adopted local currencies as the functional currencies for these subsidiaries because their principal economic activities are most closely tied to the respective local currencies.

For its Hong Kong and Canada subsidiaries, the Company utilizes the U.S. dollar as the functional currency as the majority of its transactions are in U.S. dollars. Accordingly, monetary assets and liabilities are remeasured into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenue, expenses, gains and losses are remeasured at the average exchange rate for the period, and non-monetary assets and liabilities are remeasured at historical rates. The resultant remeasurement gains or losses are recognized in the consolidated statements of income.

Basis of Presentation

In the second quarter of 2002, the Company announced that its Spectria segment had experienced rapidly deteriorating business prospects due to a severe decline in IT services infrastructure spending. Consequently, the Company discontinued Spectria and closed its facility in Long Beach, California. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Spectria’s results of operations are included in the loss from discontinued operations in the consolidated statements of income for the three and nine months ended September 30, 2003 and 2002 (see Note 14). Unless otherwise indicated, the Notes to Consolidated Financial Statements relate to continuing operations.

Certain amounts previously reported have been reclassified to conform with the 2003 presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates. Significant estimates made in preparing these financial statements include the allowance for doubtful accounts, the reserve for excess and obsolete inventory, goodwill realizability, accrued warranty costs, restructuring costs, the valuation allowance for deferred tax assets and total estimated contract costs associated with billed and unbilled contract revenue.

RAINBOW TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(unaudited)

Marketable Securities

All investment securities are considered to be either trading or available-for-sale and are carried at fair value. Management determines the classification of its investments in marketable securities at the time of purchase and re-evaluates its appropriateness at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and carried at fair value with the unrealized gains and losses included in earnings. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of Accumulated Other Comprehensive Income within Stockholders’ Equity.

Included in Marketable Securities at September 30, 2003 and December 31, 2002 were trading securities of $42,000 and $25,000, respectively, and available-for-sale securities of $0.2 million and $0.3 million, respectively.

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

For purposes of pro forma disclosures, the following table illustrates the effect on net income (loss) and income (loss) per share, had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS 123:

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net income (loss), as reported	$2,381	$1,816	$4,657	$(42,537)
Deduct: total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,030)	(1,647)	(3,478)	(5,246)

Net income (loss), as adjusted	$1,351	$169	$1,179	$(47,783)

Basic income (loss) per share:
As reported	$0.09	$0.07	$0.17	$(1.61)
As adjusted	$0.05	$0.01	$0.04	$(1.80)
Diluted income (loss) per share:
As reported	$0.09	$0.07	$0.17	$(1.61)
As adjusted	$0.05	$0.01	$0.04	$(1.80)

Accrued Litigation Settlement

The Company applies the provisions of Emerging Issues Task Force (EITF) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to its accrued litigation settlement balance (see Note 12) included in the accompanying condensed consolidated balance sheet. As a result, increases or decreases in the fair value of the Company’s common stock will result in an increase or a decrease in the accrued litigation settlement balance with a corresponding impact to non-operating income or expense. For the quarter ended September 30, 2003, the Company recorded non-operating expense of $333,000 to reflect the increase in the Company’s common stock fair value.

2.     Earnings per share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common and common equivalent shares outstanding for the period, which includes the additional dilution related to conversion of stock options as computed under the treasury stock method.

The following table presents reconciliation of the denominator for the basic EPS computation to the denominator of the diluted EPS computation:

(in thousands)

	Three Months Ended		Nine Months Ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Weighted average shares used for basic EPS computation	26,808	26,326	26,699	26,479
Effect of dilutive stock options	1,061	206	779	—

Weighted average shares used for the diluted EPS computation	27,869	26,532	27,478	26,479

For the nine months ended September 30, 2002, the Company incurred losses and, therefore, all stock options were anti-dilutive and not included in the calculation of diluted earnings per share. The antidilutive shares excluded from the dilutive computation for the three months ended September 30, 2003 and 2002 were 1,062,000 and 3,753,000, respectively.

RAINBOW TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(unaudited)

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

4.     Acquisitions

On September 5, 2003, the Company acquired all of the outstanding shares of Chrysalis-ITS, Inc. (“Chrysalis”) for a total purchase price of $20.1 million, which consisted of $20.0 million in cash and $0.1 million in direct and incremental costs for the acquisition. The results of operations of Chrysalis have been included in the Company’s consolidated financial statements since the date of acquisition. Chrysalis, based in Ottawa, Canada, is a leading vendor of hardware security modules, servers and appliances to secure and accelerate applications including electronic financial transactions, SSL-based Web applications, smart card issuance, online credit card validation, electronic document security, digital identity and XML transactions. The Company believes that its product lines and Chrysalis’, while focused on different security needs, will make complex security easy to implement, deploy and use. The Chrysalis products are focused on the PKI and SSL-based web application markets and represent a complementary fit with the Company’s products.

In accordance with SFAS No. 141, “Business Combinations” (SFAS 141), this acquisition was accounted for using the purchase method of accounting. The total purchase price has been allocated to the acquired tangible and intangible assets, and liabilities, based on their estimated fair values with the balance allocated to goodwill. Accordingly, the Company recorded goodwill of $6.3 million, which represents the excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. The goodwill was assigned to the eSecurity segment.

The amount allocated to the intangible assets was determined using discounted cash flows for the contract and maintenance relationships, an average of the resultant value from applying the cost and income approach for the developed technology, and the relief from royalty method for the acquired tradename/trademark. The estimated useful lives for each of the acquired intangible assets is provided below:

Developed technology	7 years
Maintenance relationships	5 years
Tradename/trademark	5 years
Existing maintenance contracts	6 months

The following table summarizes the estimated fair value of the assets and liabilities assumed at the date of the acquisition:

(in thousands)

Cash and cash equivalents	$4,332
Accounts receivable	1,872
Inventories	486
Prepaid expenses and other current assets	2,050
Property, plant and equipment	890
Goodwill	6,290
Intangible assets, subject to amortization	9,650

Total assets acquired	25,570

Accounts payable	(328)
Accrued payroll and related expenses	(539)
Accrued expenses and other current liabilities	(3,481)
Other long-term liabilities	(1,126)

Total liabilities assumed	(5,474)

Net assets acquired	$20,096

RAINBOW TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(unaudited)

The following unaudited consolidated pro forma information presents the combined results of operations as if Chrysalis acquisition had occurred at the beginning of the respective periods presented and include the estimated amortization of intangibles. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results of operations of the combined entities.

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Revenues	$36,992	$32,269	$108,919	$98,349
Income (loss) from continuing operations	(515)	1,621	1,419	(27,188)
Net income (loss)	(683)	982	1,165	(44,495)
Basic income (loss) per share:
Continuing operations	$(0.02)	$0.06	$0.05	$(1.02)
Discontinued operations	(0.01)	(0.02)	(0.01)	(0.66)

Net income (loss)	$(0.03)	$0.04	$0.04	$(1.68)

Diluted income (loss) per share:
Continuing operations	$(0.02)	$0.06	$0.05	$(1.02)
Discontinued operations	(0.01)	(0.02)	(0.01)	(0.66)

Net income (loss)	$(0.03)	$0.04	$0.04	$(1.68)

On April 28, 2003, the Company acquired all products, manufacturing and distribution facilities of Proteq Ltda., Sao Paulo (“Proteq”) for an estimated purchase price of $0.9 million in cash. Proteq, based in Sao Paulo, Brazil, is a leading provider of software security tokens in Brazil and the southern cone of South America. This acquisition expands the Company’s presence in Latin America and with Proteq’s manufacturing facility. In connection with this acquisition, the Company recorded goodwill of $0.7 million that was assigned to the Company’s eSecurity segment. The results of operations of Proteq are included in the Company’s consolidated financial statements from the date of acquisition. Pro forma results of operations have not been presented for this acquisition because the effects of this acquisition were not material to the Company’s results.

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

Inventories, other than inventoried costs relating to long-term contracts, are stated at the lower of cost (first-in, first-out basis) or market.

Inventories consist of the following:
(in thousands)

	September 30, 2003	December 31, 2002

Raw materials	$7,738	$8,095
Work in process	814	1,662
Finished goods	2,735	3,573
Inventoried costs relating to long-term contracts, net of amounts attributed to revenues recognized to date	8,594	5,158
Reserve for excess and obsolete inventory	(7,780)	(9,180)

	$12,101	$9,308

6. Goodwill

Goodwill represents the excess of purchase price over the estimated fair value of assets acquired. Goodwill is tested for impairment annually and whenever events or circumstances occur which might indicate that goodwill is impaired. The first step of the impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the

RAINBOW TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(unaudited)

amount of impairment loss. The second step of goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess. The Company has completed its annual impairment testing during the quarter ended September 30, 2003 and no changes to the carrying value of goodwill were made in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” The Company intends to perform its annual goodwill impairment test in subsequent years during the third quarter of each respective year.

In September 2003, the Company acquired Chrysalis, a leading vendor of hardware security modules, servers and appliances to secure and accelerate applications including electronic financial transactions, SSL-based Web applications, smart card issuance, online credit card validation, electronic document security, digital identity and XML transactions. The Chrysalis business is reported as part of the eSecurity segment.

The following table presents changes in the carrying amount of goodwill for the nine months ended September 30, 2003:

(in thousands)

		Secure
	eSecurity	Communications	Total

Balance at December 31, 2002	$1,555	$1,125	$2,680
Acquisitions	7,002	—	7,002
Translation adjustment	161	—	161

Balance at September 30, 2003	$8,718	$1,125	$9,843

7. Intangible assets

Intangible assets are recorded at estimated fair values and amortized using the straight-line method. It includes developed technology, trademark and customer-related intangible assets, which were mainly acquired through the acquisition of Chrysalis and IAS investment (see Notes 4 and 11). Total amortization expense for the three and nine months ended September 30, 2003 for intangible assets subject to amortization, were $0.2 million and $1.0 million, respectively. Total amortization expense for the three and nine months ended September 30, 2002 for intangible assets subject to amortization, were $0.8 million and $1.5 million, respectively.

The following table presents details of the Company’s intangible assets that are subject to amortization:

(in thousands)

	September 30, 2003			December 31, 2002

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Product licenses	$8,567	$(6,764)	$1,803	$8,511	$(5,567)	$2,944
Intangible assets:
Developed technology	8,300	—	8,300	—	—	—
Maintenance relationships	1,000	—	1,000	—	—	—
Tradename/trademark	848	(37)	811	48	(30)	18
Existing maintenance contracts	350	—	350	—	—	—
Other intangible assets	83	(7)	76	87	(4)	83

Total	$19,148	$(6,808)	$12,340	$8,646	$(5,601)	$3,045

At September 30, 2003, the amortization of the remaining balance of intangible assets of $12.3 million will be $0.9 million for the remainder of 2003. The amortization for each of the fiscal years 2004, 2005, 2006, 2007, 2008 and thereafter will be $2.9 million, $1.6 million, $1.6 million, $1.5 million, $1.5 million and $2.3 million, respectively.

SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon the Company’s product development process, technological feasibility is established upon completion of a working model. Amortization of capitalized software development costs commences when the products are available for general release to customers and are determined using the straight-line method over the expected useful lives of the respective products. Software development costs are written-off when projects are abandoned or when the estimated cash flows from a product are not expected to be sufficient to recover the capitalized software development costs. Total amortization expense for the three and nine months ended September 30, 2003 for software development costs were $0.8 million and $1.7 million, respectively. Total amortization expense for the three and nine months ended September 30, 2002 for software development costs were $0.2 million and $1.8 million, respectively.

The following table presents details of the Company’s software development costs that are subject to amortization:

(in thousands)

	September 30, 2003			December 31, 2002

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Software development costs	$7,911	$(4,828)	$3,083	$11,931	$(8,156)	$3,775

At September 30, 2003, the amortization of the remaining balance of software development costs of $3.1 million will be $0.4 million for the remainder of 2003. The amortization for each of the fiscal years 2004, 2005 and 2006 will be $1.7 million, $0.5 million and $0.1 million, respectively. At September 30, 2003, the Company had $0.4 million of unamortized software development costs for which amortization had not commenced. Amortization of software development costs commences when the products are available for general release to customers.

8. Income taxes

The effective tax rates from continuing operations for the three and nine months ended September 30, 2003 were 20% and 19%, respectively. The effective tax rate for 2003 was different from the statutory rate of 35% primarily due to the release of the Company’s federal valuation allowance which reduced income tax expense for the three and nine months ended September 30, 2003. During 2002, the Company recorded income tax expense from continuing operations of $13.7 million, which included a valuation allowance of $11.6 million in accordance with SFAS 109, “Accounting for Income Taxes.”

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

RAINBOW TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(unaudited)

financial performance. As a result of recent cumulative losses and the full utilization of the Company’s loss carryback potential, the Company had concluded that a full valuation allowance against its net deferred tax assets at December 31, 2002 was appropriate.

9. Warranty

The Company warrants its products for periods of ninety days to two years. The standard warranties require the Company to repair or replace defective products returned at no cost to the customer. The Company records an estimate for warranty related costs based on amounts required to cover warranty expense on products sold and actual historical return rates at the time revenue is recognized. While warranty costs have historically been within management’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same warranty return rates as in the past. A significant increase in product return rates could have a material adverse effect on the Company’s operating results for the period in which such returns materialize. During the third quarter ended September 30, 2003, the Company recorded $0.7 million change in estimate for its warranty accrual.

The following details the Company’s warranty reserve:
(in thousands)

				Changes in
		Additions		Estimate
	Balance at	Charged to Costs		Charged to Costs	Balance at
	January 1,	and Expenses	Payments	and Expenses	September 30,

2003	$1,844	$617	$(356)	$(584)	$1,521
2002	$2,417	$311	$(565)	$98	$2,261

10. Industry segments

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

The following table presents identifiable assets and operating income (loss) for each of the Company’s operating segments:

(in thousands)

	September 30, 2003	December 31, 2002

Identifiable assets, after applicable eliminations:
eSecurity	$113,289	$90,699
Secure Communications	21,221	20,890

Consolidated	$134,510	$111,589

	Three Months Ended		Nine Months Ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Revenues:
eSecurity	$12,534	$11,417	$37,844	$35,750
Secure Communications	22,907	18,926	64,770	56,758

Consolidated revenues	$35,441	$30,343	$102,614	$92,508

Operating income (loss):
eSecurity	$414	$(1,203)	$(1,883)	$(21,026)
Secure Communications	3,577	3,551	9,233	9,106

Consolidated operating income (loss)	$3,991	$2,348	$7,350	$(11,920)

There were no intercompany revenues for the three and nine months ended September 30, 2003 while intercompany revenues for the three and nine months ended September 30, 2002 were $1,000 and $18,000, respectively. Intercompany revenues are generated by the Secure Communications segment.

11. Recent accounting pronouncements

In May 2003, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) finalized revisions to EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” on which it had reached a consensus in November 2002. EITF 00-21 addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each

\

RAINBOW TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(unaudited)

of the separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities (or an asset in some circumstances). The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires the primary beneficiary of a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, equity investors participate in losses or residual interests of the entity on a basis that differs from its ownership interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after December 15, 2003. For all arrangements entered into with new VIEs created after January 31, 2003, the provisions of FIN 46 were effective July 1, 2003. Pursuant to the requirements of this interpretation, the Company consolidated the following entity:

On August 1, 2003, the Company’s Secure Communications business and Trusted Ware Systems, Inc. formed a Limited Liability Corporation called IAS, L.L.C. The IAS, L.L.C. charter was created to develop emerging trusted computing technologies and products for the US Government. Since inception, the Company made cash contribution of $0.3 million for a 30% interest. Profits and losses are allocated to both companies based upon each company’s interest. At September 30, 2003, the carrying value of $0.8 million is included in intangible assets, on the accompanying condensed consolidated balance sheet of the Company.

12. Legal proceedings

In July 1998, a patent infringement claim was filed against the Company. The complaint sought unspecified monetary damages. The Company filed a motion for summary judgment of non-infringement that was decided by the District Court in favor of the Company in December 2000. That decision was appealed and on April 3, 2002, the United States Court of Appeals issued an opinion that modified the trial court’s construction of the patent claims in certain respects, revised the summary judgment and remanded the case to the trial court for further proceedings. On May 1, 2003, after remand, the District Court granted another motion for summary judgment of non-infringement brought by the Company, thereby removing half of the products at issue from litigation and granted a motion for summary judgment re: damages, thereby limiting any recovery by the plaintiff to a reasonable royalty. The patent-in-suit expired in June 30, 2003, thereby removing the threat of any injunction against the Company from the litigation. On July 15, 2003, pursuant to court order, the Company entered into a Settlement Agreement. The settlement expense of $3.6 million was included in the results of operations during the quarter ended June 30, 2003 (See Note 1).

The Company is also involved in other legal proceedings and claims arising in the ordinary course of business. The Company believes that the outcome of all current litigation will not have a material adverse effect on its business, financial condition, cash flows or results of operations.

RAINBOW TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(unaudited)

13. Restructuring

In the third quarter of 2001, the Company restructured and consolidated its Digital Rights Management and iVEA operations (eSecurity segment), resulting in a net staff reduction of 97 employees across all employee groups, primarily in the U.S. and recorded restructuring charges of $5.8 million. In the third quarter of 2003, the Company recorded additional liability of $0.2 million, as a result of revised estimates due to the amendment to a lease agreement of one of its Irvine facilities.

The following table summarizes the Company’s restructuring costs and activities in the restructuring reserves:

(in thousands)

	Facilities
	and
	Equipment	Severance	Total

Charged to costs and expenses at September 30, 2001	$4,699	$1,131	$5,830
Cash payments	(538)	(931)	(1,469)

Restructuring balance, December 31, 2001	4,161	200	4,361
Cash payments	(1,348)	(200)	(1,548)

Restructuring balance, December 31, 2002	2,813	—	2,813
Cash payments	(446)	—	(446)
Additions	160	—	160

Restructuring balance, September 30, 2003	$2,527	$—	$2,527

The current portion of the restructuring reserve of $0.4 million relating to office space reduction is recorded in accrued expenses and other current liabilities while the long-term portion of the reserve of $2.1 million is shown separately as long-term accrued restructuring costs, on the accompanying condensed consolidated balance sheets. The remaining balance of the restructuring liability relates to a certain lease obligation expiring in December 2005.

14. Discontinued operations

The revenues and loss from discontinued operations for the three and nine months ended September 30, 2003 and 2002 related to the disposal of Spectria are as follows:

(in thousands)

	Three Months Ended		Nine Months Ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Revenues	$—	$434	$19	$3,179
Loss from discontinued operations	$(168)	$(639)	$(254)	$(17,307)

The loss from discontinued operations for the three months ended September 30, 2003 was due to additional expense incurred by the Company as a result of its Long Beach facility lease buyout.

The assets and liabilities of Spectria at September 30, 2003 and December 31, 2002 consisted of the following:

(in thousands)

	September 30, 2003	December 31, 2002

Cash and accounts receivable	$103	$98
Other assets	4	40

Total assets of discontinued operations	$107	$138

Other liabilities	$195	$1,156
Accrued payroll and related expenses	—	2

Total liabilities of discontinued operations	$195	$1,158

15. Subsequent Events

On October 22, 2003, the Company and SafeNet, Inc. (“SafeNet”), issued a joint press release announcing the execution of an Agreement and Plan of Reorganization (the “Merger Agreement”). In accordance with the Merger Agreement, a wholly-owned subsidiary of SafeNet will merge with and into the Company and each issued and outstanding share of the Company’s common stock will be exchanged for 0.374 shares of SafeNet common stock, or approximately 11.1 million shares on a fully diluted basis, which will represent approximately 43% of the outstanding stock of the combined company after closing of the transaction. The consummation of the merger is subject to stockholders approval by both companies and appropriate regulatory review and approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

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

Revenue Recognition

eSecurity recognizes revenues from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is probable. Revenues from maintenance contracts are recognized ratably over the period the customer support services are provided, which is generally one year. Secure Communications recognizes revenue and profit as work progresses on long-term contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Catalog product revenues and revenues under certain fixed-price contracts calling for delivery of a specified number of units are recognized as deliveries are made. Revenues under cost-reimbursement contracts are recognized as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. Certain contracts are awarded on a fixed-price incentive fee basis. Incentive fees on such contracts are considered when estimating revenues and profit rates and are recognized when the amounts can reasonably be determined. The costs attributed to units delivered under fixed-price contracts are based on the estimated average cost per unit at contract completion. Profits expected to be realized on long-term contracts are based on total revenues and estimated costs at completion. Revisions to contract profits are recorded in the accounting period in which the revisions are known. Estimated losses on contracts are recorded when identified. For research and development and other cost-plus-fee type contracts, the Company recognizes contract earnings using the percentage-of-completion method. The estimated contract revenues are recognized based on percentage-of-completion as determined by the cost-to-cost basis whereby revenues are recognized as contract costs are incurred.

Accounts Receivable

The Company is required to estimate the collectibility of its trade receivables and unbilled costs and fees. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer. The Company has recorded charges in required reserves in prior periods and it is possible that changes in required reserves may continue to occur in the future depending on future market conditions.

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

Deferred Taxes

The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including reversals of existing deferred tax liabilities, estimated future taxable income, prudent and feasible tax planning strategies, and recent financial performance. As a result of recent cumulative losses and the full utilization of the Company’s loss carryback potential, the Company had concluded that a full valuation allowance against its net deferred tax assets at December 31, 2002 was appropriate. For the quarter ended March 31, 2003, the Company realized certain deferred tax assets which resulted in a reduction in the Company’s valuation allowance and the effective tax rate for the three and nine months ended September 30, 2003.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the EITF of the FASB finalized revisions to EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” on which it had reached a consensus in November 2002. EITF 00-21 addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities (or an asset in some circumstances). The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires the primary beneficiary of a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, equity investors participate in losses or residual interests of the entity on a basis that differs from its ownership interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after December 15, 2003. For all arrangements entered into with new VIEs created after January 31, 2003, the provisions of FIN 46 were effective July 1, 2003. Pursuant to the requirements of this interpretation, the Company consolidated the following entity:

On August 1, 2003, the Company’s Secure Communications business and Trusted Ware Systems, Inc. formed a Limited Liability Corporation called IAS, L.L.C. The IAS, L.L.C. charter was created to develop emerging trusted computing technologies and products for the US Government. Since inception, the Company made cash contribution of $0.3 million for a 30% interest. Profits and losses are allocated to both companies based upon each company’s interest. At September 30, 2003, the carrying value of $0.8 million is included in intangible assets, on the accompanying condensed consolidated balance sheet of the Company.

RESULTS OF OPERATIONS
(in thousands)

	Three Months Ended		Nine Months Ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

	(unaudited)
Revenues:
eSecurity	$12,534	$11,417	$37,844	$35,750
Secure Communications	22,907	18,926	64,770	56,758

Total revenues	$35,441	$30,343	$102,614	$92,508

Operating Income (Loss):
eSecurity	$414	$(1,203)	$(1,883)	$(21,026)
Secure Communications	3,577	3,551	9,233	9,106

Total operating income (loss)	$3,991	$2,348	$7,350	$(11,920)

REVENUES

On a consolidated basis, revenues from continuing operations for the three and nine months ended September 30, 2003 increased by 17% to $35.4 million and 11% to $102.6 million, respectively, as compared to the same periods in the prior year. Revenues from both segments increased for the quarter and nine months ended September 30, 2003 as compared to the same periods in 2002. Revenues from international markets for the three and nine months ended September 30, 2003 increased 20% to $6.8 million and 19% to $20.6 million, respectively, as compared to the same periods in the prior year. The increase in revenues from international markets for the three months ended September 30, 2003 was primarily due to additional revenues from the Chrysalis acquisition, which was completed during the third quarter of 2003, and increase in revenues from Europe which was partially offset by a decrease in revenues from Asia Pacific. The increase in revenues from Europe was due to improved sales of the iKey product and stronger conversion rates of euros to the US dollar experienced during the current year while the decrease in revenues from Asia Pacific was primarily due to a slowdown in the economy of Asia, as affected by the SARS disease, which had moderately affected revenues from the Company’s Hong Kong operations. Overall, revenues from international markets for the nine months ended September 30, 2003 increased for both Europe and Asia Pacific, as compared to the same period in the prior year. Revenues from domestic markets for the three and nine months ended September 30, 2003 also increased by 16% to $28.6 million and 9% to $82.0 million, respectively, as compared to the same periods in the prior year. The increase in domestic revenues was primarily due to strong increase in revenues in the Secure Communications segment slightly offset by a decrease in revenues in eSecurity North America. The decrease in revenues in eSecurity North America was primarily due to the decline in OEM markets for Cryptoswift SSL acceleration devices and the ongoing softness in IT spending.

eSecurity revenues for the three and nine months ended September 30, 2003 increased by 10% to $12.5 million and increased by 6% to $37.8 million, respectively, when compared to the same periods in 2002. The increase in revenues for the three and nine months ended September 30, 2003 was primarily due to improved sales for software protection and authentication products particularly the iKey product and revenues from Luna products sold by Chrysalis, which was acquired by the Company in September 2003. This increase was partially offset by the decline in OEM markets for Cryptoswift SSL acceleration devices.

Secure Communications revenues for the three and nine months ended September 30, 2003 increased 21% to $22.9 million and 14% to $64.8 million, respectively, when compared to the same periods in 2002. The increase in revenues was primarily attributable to continued strong demand for voice and data security solutions and link encryption products.

GROSS PROFIT

Gross profit from eSecurity products for the three months ended September 30, 2003 increased to 77% of revenues compared to 65% of revenues for the corresponding period in 2002. Gross profit for the nine months ended September 30, 2003 increased to 68% of revenues compared to 18% of revenues for the corresponding period in 2002. The increase in gross profit for the three months ended September 30, 2003 was primarily due to a $0.7 million change in estimate for warranty accruals. Cost of revenues for the nine months ended September 30, 2002 included a $10.2 million increase in the reserve for excess and obsolete products and a $5.4 million write-off of capitalized and developed software. Excluding these charges recorded in the current and prior year, gross profit increased which was primarily attributable to increased efficiencies in manufacturing operations and lower overhead costs.

Gross profit from Secure Communications for the three months ended September 30, 2003 decreased to 22% of revenues as compared to 27% of revenues for the corresponding period in 2002. Gross profit for the nine months ended September 30, 2003 increased to 24% of revenues compared to 22% of revenues for the corresponding period in 2002. The decrease in gross profit for the three months ended September 30, 2003 was primarily due to an increase in investments in new products while the increase in gross profit for the nine months ended September 30, 2003 was primarily due to a change in product mix, as higher margin products were sold during the current year.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist primarily of personnel-related expenses, sales commissions, promotional activities, and professional fees. Selling, general and administrative expenses from continuing operations for the three months ended September 30, 2003 were $8.6 million or 24% of revenues as compared to $7.8 million or 26% of revenues for the corresponding period in 2002. Selling, general and administrative expenses from continuing operations for the nine months ended September 30, 2003 were $24.5 million or 24% of revenues as compared to $23.9 million or 26% of revenues for the corresponding period in 2002. The increase in selling, general and administrative expenses was primarily attributable to higher legal and other professional fees and the inclusion of Chrysalis’ selling, general and administrative expenses.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of engineering salaries and other personnel-related expenses, costs related to engineering development tools, and subcontracting costs. Research and development expenses from continuing operations for the three months ended September 30, 2003 were $2.0 million or 6% of revenues, as compared with research and development expenses of $2.4 million or 8% of revenues for the corresponding period in 2002. Research and development expenses from continuing operations for the nine months ended September 30, 2003 were $6.0 million or 6% of revenues, as compared with research and development expenses of $7.1 million or 8% of revenues for the corresponding period in 2002. The decrease in research and development expenses was primarily due to a decrease in engineering salaries as a result of greater use of research and development personnel in India and China.

LITIGATION SETTLEMENT

Subsequent to June 30, 2003, pursuant to court order, the Company entered into a Settlement Agreement relating to a litigation matter for which it had been incurring substantial legal expenses. The settlement of $3.6 million was included in the results of operations for the quarter ended June 30, 2003 (see Note 12 to Notes to Condensed Consolidated Financial Statements).

INCOME (LOSS) ON LONG-TERM INVESTMENTS AND MARKETABLE SECURITIES

The Company periodically reviews investments in early stage companies that are accounted for on the cost basis for other-than-temporary declines in fair value and writes down investments to their fair value when an other-than-temporary decline has occurred based on the specific identification method. The Company generally believes an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for two consecutive quarters, absent evidence to the contrary. During the nine months ended September 30, 2003, it was determined by the Company that certain of its investments had incurred an other-than-temporary decline in fair value which resulted in realized losses of $1.2 million that were recognized in the statement of income.

CHANGE IN VALUE FOR COMMON STOCK TO BE ISSUED

In the third quarter of 2003, in accordance with EITF 00-19, the Company revalued its obligation to issue common stock to fair market value. Accordingly, the Company recorded a non-cash charge of $0.3 million for the three and nine months ended September 30, 2003.

OTHER INCOME (EXPENSE), NET

Other income (expense) consists primarily of transaction gains and losses resulting from intercompany balances between foreign subsidiaries and the U.S. subsidiary.

PROVISION FOR INCOME TAXES

The effective tax rates from continuing operations for the three and nine months ended September 30, 2003 were 20% and 19%, respectively. The reduction in the Company’s effective tax rate was primarily due to the release of the Company’s federal valuation allowance, which resulted in a reduction of income tax expense for the three and nine months ended September 30, 2003. During 2002, the Company recorded income tax expense from continuing operations of $13.7 million, which included a valuation allowance of $11.6 million in accordance with SFAS 109, “Accounting for Income Taxes.”

RESULTS OF DISCONTINUED OPERATIONS

Discontinued operations for the three and nine months ended September 30, 2003 reported operating results and net losses of $0.2 million and $0.3 million, respectively. The Company recorded additional expense during the third quarter of 2003, as a result of its Long Beach facility lease buyout. Operating results and net losses for the three and nine months ended September 30, 2002 were $0.6 million and $17.3 million, respectively, which included $12.8 million of write-off of goodwill and $2.4 million provision for impairment of assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of operating funds have been from operations and proceeds from exercises of the Company’s common stock options. Net cash provided by operating activities for the nine months ended September 30, 2003 and 2002 were $25.2 million and $14.7 million, respectively. Operating activities in 2003 included a $1.2 million loss on long-term investments and marketable securities, $3.6 million litigation settlement and a decrease in income taxes of $6.2 million primarily due to a tax refund of $5.4 million collected during the third quarter. Operating activities in 2002 included a decrease in accounts receivable of $8.8 million, $10.2 million increase in the provision for excess and obsolete inventory, $5.4 million write-off of capitalized and developed software, $15.2 million write-off of goodwill and provisions for impairment of assets relating to discontinued operations and $16.3 million in deferred income taxes primarily due to the Company’s valuation allowance for deferred tax assets.

Net cash used in investing activities for the nine months ended September 30, 2003 and 2002 were $19.1 million and $1.9 million, respectively. Investing activities in 2003 included $15.8 million of net cash paid for acquisition of Chrysalis-ITS in Canada and $0.7 million of net cash paid for acquisition of Proteq, Ltda in Brazil.

Net cash provided by financing activities for the nine months ended September 30, 2003 and 2002 were $0.9 million and $0.2 million, respectively. Financing activities in 2003 primarily included $3.8 million proceeds from exercises of common stock options and $2.8 million in retirement of common stock. Financing activities in 2002 included $3.1 million proceeds from exercises of common stock options and $2.4 million in repurchase of the Company’s common stock.

The Company intends to use its capital resources to expand its product lines and for possible acquisitions of additional products and technologies. The Company has no significant capital commitments or requirements at this time.

At September 30, 2003, the Company’s subsidiaries in the United Kingdom, Germany, France, Netherlands, Switzerland and Japan carry approximately $1.8 million, $0.8 million, $5.7 million, $4.0 million, $3.8 million and $1.1 million, respectively, in interest earning deposits which may result in foreign exchange gains or losses due to the fact that the functional currency in those subsidiaries is not the U.S. dollar. The Company also has $6.8 million of interest earning deposits in Canada which is subject to foreign currency gains or losses, as it is denominated in Canadian dollars.

The Company had $58.9 million of cash and cash equivalents at September 30, 2003. The Company believes that its current working capital of $56.9 million and anticipated working capital to be generated by future operations will be sufficient to support the Company’s working capital requirements for at least the next twelve months and for the foreseeable future. The foregoing is a forward-looking statement.

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that the information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In July 1998, a patent infringement claim was filed against the Company. The complaint sought unspecified monetary damages. The Company filed a motion for summary judgment of non-infringement that was decided by the District Court in favor of the Company in December 2000. That decision was appealed and on April 3, 2002, the United States Court of Appeals issued an opinion that modified the trial court’s construction of the patent claims in certain respects, revised the summary judgment and remanded the case to the trial court for further proceedings. On May 1, 2003, after remand, the District Court granted another motion for summary judgment of non-infringement brought by the Company, thereby removing half of the products at issue from litigation and granted a motion for summary judgment re: damages, thereby limiting any recovery by the plaintiff to a reasonable royalty. The patent-in-suit expired in June 30, 2003, thereby removing the threat of any injunction against the Company from the litigation. On July 15, 2003, pursuant to court order, the Company entered into a Settlement Agreement. The settlement expense of $3.6 million was included in the results of operations during the quarter ended June 30, 2003.

The Company is also involved in other legal proceedings and claims arising in the ordinary course of business. The Company believes that the outcome of all current litigation will not have a material adverse effect on its business, financial condition, cash flows or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On October 22, 2003, the Company and SafeNet, Inc. (“SafeNet”), issued a joint press release announcing the execution of an Agreement and Plan of Reorganization (the “Merger Agreement”). In accordance with the Merger Agreement, a wholly-owned subsidiary of SafeNet will merge with and into the Company and each issued and outstanding share of the Company’s common stock will be exchanged for 0.374 shares of SafeNet common stock, or approximately 11.1 million shares on a fully diluted basis, which will represent approximately 43% of the outstanding stock of the combined company after closing of the transaction. The consummation of the merger is subject to stockholders approval by both companies and appropriate regulatory review and approval.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description

2(i)	Agreement and Plan of Reorganization, dated as of January 26, 1995, among the Company, Rainbow Acquisition Inc., a California corporation and a wholly owned subsidiary of the Company, and Mykotronx, Inc., a California corporation (“Mykotronx”) (incorporated by reference to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933, as amended, effective on April 20, 1995, Registration No. 33-89918).

2(ii)	Agreement and Plan of Merger, dated March 6, 1998, by and among the Company, WRS Acquisition Corp, a California corporation and wholly owned subsidiary of the Company, and Wyatt River Software, Inc. (incorporated by reference to Exhibit 2(iii) of the Company’s 1997 Annual Report on Form 10-K under the Securities Exchange Act of 1934 filed in March 1998 (the “1997 10-K”)).

2(iii)	Business Combination Agreement, dated September 5, 2003, by and among the Company, RTI Acquisition Corp., an Ontario corporation and a wholly owned subsidiary of the Company, Chrysalis-ITS, Inc. (“Chrysalis”), an Ontario corporation and Capital Alliance Ventures, Inc. (incorporated by reference to Exhibit 2(i) of the Company’s Current Report on Form 8-K, filed on September 16, 2003).

2(iv)	Agreement and Plan of Reorganization dated October 22, 2003, by and between the Company, SafeNet, Inc. and Ravens Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on October 24, 2003).

3(i)	Articles of Incorporation of Rainbow, as amended (incorporated by reference to Exhibit 3(a) to Rainbow’s Registration Statement on Form S-18 under the Securities Act of 1933, as amended, filed on July 20, 1987 — File No. 33-15956-LA (the “S-18 Registration Statement”)).

3(ii)	By-Laws of Rainbow (incorporated by reference to Exhibit 3(b) to the S-18 Registration Statement).

4(a)	See Exhibit 3(i).

4(b)	See Exhibit 3(ii).

4(c)	Rights Agreement, dated as of July 29, 1997, between the Company and U.S. Stock Transfer Corporation, as Rights Agent (incorporated by reference to Exhibit 4(c) to the Company’s 1997 10-K).

Exhibit
Number	Description

10(a)	Agreement, dated October 1996, between the Company and National Semiconductor Corporation (incorporated by reference to Exhibit 10(b) of the Company’s 1998 Annual Report on Form 10-K under the Securities Exchange Act of 1934 filed in March, 1999 (the “1998 10-K”)).

10(b)	Agreement, dated December 1998, between the Company and EM Microelectronic — Marin S.A. (incorporated by reference to Exhibit 10(c) of the 1998 10-K).

10(c)	1990 Incentive Stock Option Plan as amended (incorporated by reference to Exhibit 10(j) of the 1991 10-K).

10(d)	Employment Agreement, dated February 16, 1990, between the Company and Walter W. Straub (incorporated by reference to Exhibit 10(j) of the 1989 10-K).

10(e)	Change of Control Agreement, dated February 16, 1990, between the Company and Walter W. Straub (incorporated by reference to Exhibit 10(k) of the 1989 10-K).

10(f)	Employment Agreement, dated January 5, 1995, between the Company and Patrick E. Fevery (incorporated by reference to Exhibit 10(l) of the 1994 10-K).

10(g)	Change of Control Agreement, dated January 5, 1995, between the Company and Patrick E. Fevery (incorporated by reference to Exhibit 10(m) of the 1994 10-K).

10(h)	Agreement for Design and Product Purchase, dated September 4, 1997, between IBM Microelectronics and Rainbow Technologies, Inc. and Mykotronx, Inc. (incorporated by reference to Exhibit 10(w) of the 1998 10-K).

10(i)	Lease for premises at 371 Van Ness Way, Torrance, California, dated October 2, 1997, between Surf Management Associates, a California limited partnership, and Mykotronx, Inc., a California Corporation (incorporated by reference to Exhibit 10(x) of the 1999 Form 10-K).

10(j)	Lease for premises at 111 West Ocean Boulevard, Long Beach, California, between Stevens Creek Associates, a California general partnership, and the Company (incorporated by reference to Exhibit 10(y) of the 1999 Form 10-K).

10(k)	Lease for premises at 8 Hughes, Irvine, California, between Alton Irvine Partners, LLC, a California limited liability company, and the Company (incorporated by reference to Exhibit 10(z) of the 2000 Form 10-K).

10(l)	2000 Incentive Stock Option Plan (incorporated by reference to Rainbow’s Registration Statement on Form S-8 filed under the Securities Act of 1933).

10(m)	2001 Nonstatutory Stock Option Plan (incorporated by reference to Rainbow’s Registration Statement on Form S-8 filed under Securities Act of 1933).

10(n)	Lease for premises at 50 Technology Drive, Irvine, California, dated April 14, 2000, between The Irvine Company, a California Corporation, and the Company (incorporated by reference to Exhibit 10(o) of the September 2002 10-Q).

10(o)	Leases for premises at 357 and 359 Van Ness Way, Torrance, California, dated May 1, 2002, between Surf Management Associates, a California limited partnership, and Mykotronx, Inc., a California Corporation (incorporated by reference to Exhibit 10(o) of the 2002 Form 10-K).

10(p)	Employment Agreement, dated April 1, 2000, between the Company and Cheryl Baffa (incorporated by reference to Exhibit 10(p) of the 2002 Form 10-K).

10(q)	Change of Control Agreement, dated April 1, 2000, between the Company and Cheryl Baffa (incorporated by reference to Exhibit 10(q) of the 2002 Form 10-K).

10(r)	Employment Agreement, dated April 1, 2000, between the Company and James Kopycki (incorporated by reference to Exhibit 10(r) of the 2002 Form 10-K).

10(s)	Change of Control Agreement, dated April 1, 2000, between the Company and James Kopycki (incorporated by reference to Exhibit 10(s) of the 2002 Form 10-K).

10(t)	Consultant Agreement, dated January 1, 2000, between the Company and Abbott Investments (incorporated by reference to Exhibit 10(t) of the 2002 Form 10-K).

10(u)	Employment Agreement, dated December 20, 2002, between the Company and Wang Chan.

10(v)	Employment Agreement, dated July 1, 2003, between the Company and Shawn Abbott.

10(w)	Change of Control Agreement, dated July 1, 2003, between the Company and Shawn Abbott.

10(x)	Manufacturing Agreement, dated June 24, 2003, between Mykotronx, Inc. and SCI Technology, Inc.

10(y)	Manufacturing Agreement, dated October 28, 2003, between Mykotronx, Inc. and Bulova Technologies L.L.C.

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Walter W. Straub, President and Chief Executive Officer

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Patrick E. Fevery, Vice President and Chief Financial Officer.

Exhibit
Number	Description

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Walter W. Straub, President and Chief Executive Officer and Patrick E. Fevery, Vice President and Chief Financial Officer.

(b) Reports on Form 8-K

     Current report on Form 8-K, furnished July 1, 2003.

     Current report on Form 8-K, furnished July 23, 2003.

     Current report on Form 8-K, furnished August 15, 2003.

     Current report on Form 8-K, furnished September 9, 2003.

     Current report on Form 8-K, filed September 17, 2003.

     Current report on Form 8-K, filed September 29, 2003.

     The Company filed a current report on Form 8-K/A to correct the reporting on the original 8-K filed on September 26, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Dated: November 14, 2003

RAINBOW TECHNOLOGIES, INC.

By:	/s/	Patrick E. Fevery

Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

2(i)	Agreement and Plan of Reorganization, dated as of January 26, 1995, among the Company, Rainbow Acquisition Inc., a California corporation and a wholly owned subsidiary of the Company, and Mykotronx, Inc., a California corporation (“Mykotronx”) (incorporated by reference to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933, as amended, effective on April 20, 1995, Registration No. 33-89918).

2(ii)	Agreement and Plan of Merger, dated March 6, 1998, by and among the Company, WRS Acquisition Corp, a California corporation and wholly owned subsidiary of the Company, and Wyatt River Software, Inc. (incorporated by reference to Exhibit 2(iii) of the Company’s 1997 Annual Report on Form 10-K under the Securities Exchange Act of 1934 filed in March 1998 (the “1997 10-K”)).

2(iii)	Business Combination Agreement, dated September 5, 2003, by and among the Company, RTI Acquisition Corp., an Ontario corporation and a wholly owned subsidiary of the Company, Chrysalis-ITS, Inc. (“Chrysalis”), an Ontario corporation and Capital Alliance Ventures, Inc. (incorporated by reference to Exhibit 2(i) of the Company’s Current Report on Form 8-K, filed on September 16, 2003).

2(iv)	Agreement and Plan of Reorganization, dated October 22, 2003, by and between the Company, SafeNet, Inc. and Ravens Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on October 24, 2003).

3(i)	Articles of Incorporation of Rainbow, as amended (incorporated by reference to Exhibit 3(a) to Rainbow’s Registration Statement on Form S-18 under the Securities Act of 1933, as amended, filed on July 20, 1987 — File No. 33-15956-LA (the “S-18 Registration Statement”)).

3(ii)	By-Laws of Rainbow (incorporated by reference to Exhibit 3(b) to the S-18 Registration Statement).

4(a)	See Exhibit 3(i).

4(b)	See Exhibit 3(ii).

4(c)	Rights Agreement, dated as of July 29, 1997, between the Company and U.S. Stock Transfer Corporation, as Rights Agent (incorporated by reference to Exhibit 4(c) to the Company’s 1997 10-K).

Exhibit
Number	Description

10(a)	Agreement, dated October 1996, between the Company and National Semiconductor Corporation (incorporated by reference to Exhibit 10(b) of the Company’s 1998 Annual Report on Form 10-K under the Securities Exchange Act of 1934 filed in March, 1999 (the “1998 10-K”)).

10(b)	Agreement, dated December 1998, between the Company and EM Microelectronic — Marin S.A. (incorporated by reference to Exhibit 10(c) of the 1998 10-K).

10(c)	1990 Incentive Stock Option Plan as amended (incorporated by reference to Exhibit 10(j) of the 1991 10-K).

10(d)	Employment Agreement, dated February 16, 1990, between the Company and Walter W. Straub (incorporated by reference to Exhibit 10(j) of the 1989 10-K).

10(e)	Change of Control Agreement, dated February 16, 1990, between the Company and Walter W. Straub (incorporated by reference to Exhibit 10(k) of the 1989 10-K).

10(f)	Employment Agreement, dated January 5, 1995, between the Company and Patrick E. Fevery (incorporated by reference to Exhibit 10(l) of the 1994 10-K).

10(g)	Change of Control Agreement, dated January 5, 1995, between the Company and Patrick E. Fevery (incorporated by reference to Exhibit 10(m) of the 1994 10-K).

10(h)	Agreement for Design and Product Purchase, dated September 4, 1997, between IBM Microelectronics and Rainbow Technologies, Inc. and Mykotronx, Inc. (incorporated by reference to Exhibit 10(w) of the 1998 10-K).

10(i)	Lease for premises at 371 Van Ness Way, Torrance, California, dated October 2, 1997, between Surf Management Associates, a California limited partnership, and Mykotronx, Inc., a California Corporation (incorporated by reference to Exhibit 10(x) of the 1999 Form 10-K).

10(j)	Lease for premises at 111 West Ocean Boulevard, Long Beach, California, between Stevens Creek Associates, a California general partnership, and the Company (incorporated by reference to Exhibit 10(y) of the 1999 Form 10-K).

10(k)	Lease for premises at 8 Hughes, Irvine, California, between Alton Irvine Partners, LLC, a California limited liability company, and the Company (incorporated by reference to Exhibit 10(z) of the 2000 Form 10-K).

10(l)	2000 Incentive Stock Option Plan (incorporated by reference to Rainbow’s Registration Statement on Form S-8 filed under the Securities Act of 1933).

10(m)	2001 Nonstatutory Stock Option Plan (incorporated by reference to Rainbow’s Registration Statement on Form S-8 filed under Securities Act of 1933).

10(n)	Lease for premises at 50 Technology Drive, Irvine, California, dated April 14, 2000, between The Irvine Company, a California Corporation, and the Company (incorporated by reference to Exhibit 10(o) of the September 2002 10-Q).

10(o)	Leases for premises at 357 and 359 Van Ness Way, Torrance, California, dated May 1, 2002, between Surf Management Associates, a California limited partnership, and Mykotronx, Inc., a California Corporation (incorporated by reference to Exhibit 10(o) of the 2002 Form 10-K).

10(p)	Employment Agreement, dated April 1, 2000, between the Company and Cheryl Baffa (incorporated by reference to Exhibit 10(p) of the 2002 Form 10-K).

10(q)	Change of Control Agreement, dated April 1, 2000, between the Company and Cheryl Baffa (incorporated by reference to Exhibit 10(q) of the 2002 Form 10-K).

10(r)	Employment Agreement, dated April 1, 2000, between the Company and James Kopycki (incorporated by reference to Exhibit 10(r) of the 2002 Form 10-K).

10(s)	Change of Control Agreement, dated April 1, 2000, between the Company and James Kopycki (incorporated by reference to Exhibit 10(s) of the 2002 Form 10-K).

10(t)	Consultant Agreement, dated January 1, 2000, between the Company and Abbott Investments (incorporated by reference to Exhibit 10(t) of the 2002 Form 10-K).

10(u)	Employment Agreement, dated December 20, 2002, between the Company and Wang Chan.

10(v)	Employment Agreement, dated July 1, 2003, between the Company and Shawn Abbott.

10(w)	Change of Control Agreement, dated July 1, 2003, between the Company and Shawn Abbott.

10(x)	Manufacturing Agreement, dated June 24, 2003, between Mykotronx, Inc. and SCI Technology, Inc.

10(y)	Manufacturing Agreement, dated October 28, 2003, between Mykotronx, Inc. and Bulova Technologies L.L.C.

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Walter W. Straub, President and Chief Executive Officer

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Patrick E. Fevery, Vice President and Chief Financial Officer.

Exhibit
Number	Description

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Walter W. Straub, President and Chief Executive Officer and Patrick E. Fevery, Vice President and Chief Financial Officer.

(b) Reports on Form 8-K

     Current report on Form 8-K, furnished July 1, 2003.

     Current report on Form 8-K, furnished July 23, 2003.

     Current report on Form 8-K, furnished August 15, 2003.

     Current report on Form 8-K, furnished September 9, 2003.

     Current report on Form 8-K, filed September 17, 2003.

     Current report on Form 8-K, filed September 29, 2003.

     The Company filed a current report on Form 8-K/A to correct the reporting on the original 8-K filed on September 26, 2003.